Form 10QSB
period 2004-06-30
RENEWABLE ASSETS INC
filed 2005-06-06
CIK 1287983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________


                         COMMISSION FILE NUMBER 0-25413


                             RENEWABLE ASSETS, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                             20-0858618
---------------------------------                            -------------------
  (State or Other Jurisdiction                                 (IRS Employer
of Incorporation or Organization)                            Identification No.)


            7040 W. Palmetto Park Road, No. 572, Boca Raton, FL 33433
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (561) 488-9938
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


          ------------------------------------------------------------
          (Former Name and Former Address of Issuer Since Last Report)


Check whether the issuer (1), has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 25, 2005, the Registrant had 3,014,350 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

                               Yes [ ]     No [X]

                             RENEWABLE ASSETS, INC.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2004


                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheet at June 30, 2004                         1

         Consolidated Statements of Operations for the
          three months and six months ended June 30, 2004
          and June 30, 2003                                                  2

         Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and June 30, 2003                  3

         Notes to Consolidated Financial Statements                          4

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7

Item 3 - Controls and Procedures                                             9

PART II

Item 1 - Legal Proceedings                                                  10

Item 2 - Changes in Securities                                              10

Item 3 - Defaults Upon Senior Securities                                    10

Item 4 - Submission of Matters to a Vote of Security Holders                10

Item 5 - Other Information                                                  10

Item 6 - Exhibits and Reports on Form 8-K                                   10

Signature                                                                   11

Exhibit 31.1                                                                12

Exhibit 32.1                                                                14

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2004

                                     ASSETS

CURRENT ASSETS:
  Cash                                                            $      3,249
  Accounts Receivable                                                    2,160
                                                                  ------------

TOTAL CURRENT ASSETS                                              $      5,409
                                                                  ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                $        540
  Income Taxes Payable                                                     278
                                                                  ------------
         TOTAL CURRENT LIABILITIES                                         818
                                                                  ------------
SHAREHOLDER'S EQUITY:
  Preferred Stock, $.001 Par Value -
    1,000,000 Shares Authorized -
    -0- Shares Issued and Outstanding                                       --
  Common Stock, $.001 Par Value -
    29,000,000 Shares Authorized -
    3,014,350 Shares Issued and Outstanding                              3,014
    Retained Earnings - Development Stage                                1,577
                                                                  ------------
         TOTAL SHAREHOLDER'S EQUITY                                      4,591
                                                                  ------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                        $      5,409
                                                                  ============

See accompanying notes to financial statements.


                             RENEWABLE ASSETS, INC.
           SUCCESSOR TO A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                 SIX MONTHS ENDED           THREE MONTHS ENDED        CUMULATIVE
                                      JUNE 30                     JUNE 30             DEVELOPMENT
                             -------------------------    -------------------------      STAGE
                                 2004          2003           2004          2003        AMOUNTS
                             -----------   -----------    -----------   -----------   -----------
COMMISSION REVENUES          $     3,760   $     4,500    $     2,160   $     1,500   $    50,855

GENERAL AND ADMINISTRATIVE
 EXPENSES                          1,905         7,686          1,505         1,405       145,550
                             -----------   -----------    -----------   -----------   -----------
INCOME (LOSS) BEFORE
 INCOME TAXES                      1,855        (3,186)           655            95       (94,695)

PROVISION FOR INCOME TAXES           278            --             98            --           278
                             -----------   -----------    -----------   -----------   -----------

NET INCOME (LOSS)            $     1,577   $    (3,186)   $       557   $        95   $   (94,973)
                             ===========   ===========    ===========   ===========   ===========
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE            $      .000   $     (.001)   $      .000   $      .000   $     (.031)
                             ===========   ===========    ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                   3,014,350     3,014,350      3,014,350     3,014,350     3,014,350
                             ===========   ===========    ===========   ===========   ===========

See accompanying notes to financial statements.


                             RENEWABLE ASSETS, INC.
           SUCCESSOR TO A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                                                CUMULATIVE
                                                                                DEVELOPMENT
                                                                                   STAGE
                                                     2004           2003          AMOUNTS
                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $      1,577   $     (3,186)  $    (94,973)
  Adjustments to Net Cash Provided
   by (Used In) Operating Activities:
      Accounts Receivable                              (2,160)            --         (2,160)
      Accounts Payable                                    540             --            540
      Income Taxes Payable                                278             --            278
                                                 ------------   ------------   ------------
    NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                235         (3,186)       (96,315)
                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                              3,014             --         99,564
  Proceeds from Borrowings - Shareholder                   --         27,500         27,500
  Repayment of Borrowings - Shareholder                    --        (27,500)       (27,500)
                                                 ------------   ------------   ------------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                              3,014             --         99,564
                                                 ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                         3,249         (3,186)         3,249

CASH - Beginning of Period                                 --          3,568             --
                                                 ------------   ------------   ------------

CASH - End of Period                             $      3,249   $        382   $      3,249
                                                 ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

The Company made no payments for interest or income taxes.


See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

         Nature of Operations:
           A.M.S. Marketing, Inc. ("AMS" or the Company) was incorporated in the state of Delaware on July 23, 1998.

           On July 21, 2003, "AMS" acquired 100% ownership of Advanced Imaging Systems, LLC ("AIS"), a privately owned Delaware entity in exchange for 1,200,000 shares of its previously unissued common stock. Prior to the execution of the exchange agreement, the members (owners) of "AIS" purchased a controlling interest in "AMS" from an existing "AMS" shareholder. As a result of the foregoing transactions, the previous owners of "AIS" became the 81.96% owners of "AMS". For accounting purposes, "AIS" is considered to be the acquirer and "AMS" the acquired entity. The business combination was accounted for as a reorganization of entities under common control. No fair value adjustments resulted from the reorganization.

           Prior to the merger, the Company's ("AMS") principal business was the brokerage of pre-owned name brand copy machines from a facility located in Pompano Beach, Florida.

           In October, 2003, A.M.S. Marketing, Inc. filed a Certificate of Amendment to change its name to International Imaging Systems, Inc. ("IIS").

           On December 12, 2003, "IIS" formed Renewable Assets, Inc., a wholly-owned subsidiary, to operate the photocopier division.

           On April 13, 2004, the Board of Directors approved a plan to spin off the Company's photocopy division (Renewable Assets, Inc.)

           3,014,350 shares of $.001 par value common stock will be issued to existing shareholders of International Imaging Systems, Inc. in connection with the spin-off upon compliance with applicable laws, rules and regulations.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued -

         Basis of Presentation:
           The financial statements include the accounts of the predecessor Company's photocopier division. The historical accumulated deficit was eliminated as a result of the reorganization.

         Development Stage:
           The Company's management is in the process of raising working capital, developing a new business plan and exploring various business opportunities. Accordingly, the Company is classified as a development stage company.

         Estimates:
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of items included in the financial statements. Actual results could differ from those estimates.

         Financial Instruments:
           The carrying values of accounts receivable and accounts payable approximate fair value at June 30, 2004.

         Accounts Receivable:
           Accounts receivable are stated at net realizable value. All accounts are considered to be fully collectible as of June 30, 2004.

         Commission Revenues:
           In connection with the Company's revenue recognition policy, the Company recognizes commission revenues as an agent for a principal. As such, commissions are recorded at a fixed rate after the machines are accepted by the ultimate purchaser. The Company locates buyers but is not obligated to take possession of, or ship the machines. Selling prices of the machines are determined by the principal, and not the Company. Collection of the sales price and customer returns are the responsibility of the principal.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued -

         Advertising:
           Advertising costs are expensed as incurred.

         Earnings or (Loss) Per Common Share:
           Basic and diluted earnings per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Shares issued are considered to be outstanding for all periods presented.

NOTE B - CONCENTRATION OF RISK -

         Substantially all of the division's revenues are derived from the sale of pre-owned, refurbished photocopy machines through a marketing arrangement with one company. Termination of the marketing arrangement would have a material adverse effect upon the business.

NOTE C - RELATED PARTY TRANSACTIONS -

         Commission expense of $940 was paid to the Company's president during 2004.

NOTE D - GOING CONCERN UNCERTAINTY -

         The photocopier division has sustained recurring operating losses in prior years and has minimal assets. These factors raise substantial doubt as to the business's ability to continue as a going concern. Management's plans regarding this uncertainty are to raise additional working capital through the implementation of a successful business plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Overview

         The Company is in the development stage. We commenced operations in 2003. We were formed to pursue the pre-owned, brand name photocopier marketing services business of our parent, International Imaging Systems, Inc., that commenced operations in the Fall of 1998.

         The Company is currently engaged in marketing activities for an unrelated third party and has no employees other than its president, Alfred M. Schiffrin, who is unsalaried. Pursuant to an oral agreement among the Company, International Imaging Systems and Mr. Schiffrin, he is entitled to 25% of the profits on our sales revenues until the consummation of the spin-off of our shares owned by International Imaging Systems to its shareholders on the basis of one-half share of our common stock for each share of International Imaging Systems' common stock owned by the holders thereof on April 14, 2004. To date, we have been unable to comply with applicable rules and regulations relating to the spin off and there can be no assurance that the spin off will be effected.

         We do not anticipate hiring any employees, purchasing any plant or significant equipment or conducting any product research and development during the next twelve months. We also do not anticipate initiating any sales activities for our own account until such time as our resources permit.

         During the next twelve months, we intend to continue marketing pre-owned, brand name photocopiers. We will also continue to explore the marketing of other products, including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings and appliances, as well as the purchase and resale of such items to the extent that our limited resources permit. We are also considering other means of expanding our business, such as through acquisition, merger or other form of business combination involving one or more entities engaged in the same or similar business as us. Any such transaction may entail the issuance of additional shares of our common stock. Although management has had preliminary discussions from time to time with potential candidates, there are no current plans to engage in any such transaction. In any event, any acquisition, merger or combination will be made in compliance with applicable Federal and state securities and corporate law, and, depending on the structure of the transaction, submission of information to shareholders regarding any such transaction prior to consummation, as well as shareholder approval thereof, may not be required.

         We earn commission revenues as a sales and marketing agent for an unrelated third party principal. We locate buyers and are not obligated to pay for, take possession of or fulfill the shipment of the photocopiers sold. In addition, collection of the sales price and customer returns are the responsibility of the unrelated third party principal. Accordingly, there are no direct costs that are attributable to sales and therefore gross profit as a percentage of sales is and will remain a constant at 100% until such time, if ever, that we operate in the capacity of a principal.

         As discussed below, the three month period ended June 30, 2004 was characterized by revenues of $2,160, offset by general and administrative expenses of $1,505, resulting in a net profit of $557 (after provision for income taxes in such period) as compared to a net profit of $95 in the same period in the prior year.

Results of Operations

Sales

         Sales for the three month period ended June 30, 2004 were $2,160 as compared to sales of $1,500 for the same period in the prior year, an increase of 44%. Sales for the six months period ended June 30, 2004 were $3,760 as compared to sales of $4,500 for the same period in the prior year, a decrease of 16%. The respective increase and decrease in sales for each period is not considered meaningful. The Company does not believe that fluctuations between reporting periods is necessarily indicative of any trend but is more related to factors beyond the Company's control. Accordingly, comparisons between periods may not be meaningful.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses ("G&A") were $1,505, or 70% of sales for the three months ended June 30, 2004 as compared to $1,405, or 94% of sales for the same period in the prior fiscal year. G & A were $1,905, or 51% of sales for the six months ended June 30, 2004 as compared to $7,686, or 171% of sales for the same period in the prior year. The decrease in G & A as a percentage of sales is primarily attributable to the allocation of certain legal and accounting expenses to International Imaging Systems.

Liquidity and Capital Resources
-------------------------------

         The Company financed its operations during the six month period ended June 30, 2004, through revenues from operations. As of June 30, 2004, the Company's principal sources of liquidity consisted of cash of $3,249 and accounts receivable of $2,160. The Company believes that the timely collection of such accounts receivable, together with expected revenues from operations, must be supplemented by additional capital from both existing and new shareholders in order to maintain its operations at current levels and to expand its operations. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find sources to finance such activities, we will be unable to expand our operations, and we may have to curtail certain of our current activities.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
    ------------------------------------------------

Within the 90 days prior to the date of this report, International Imaging Systems, Inc. (the "Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

(b) Changes in Internal Controls
    ----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.


                           FORWARD LOOKING STATEMENTS
                           --------------------------

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of and information currently available to the Company's management as well as estimates and assumptions made by the Company's management.

When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.

                             RENEWABLE ASSESTS, INC.

                                     PART II
                                OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                   31.1 Certification of Principal Executive and Chief Financial
                        Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   32.1 Certification of Chief Executive and Chief Financial
                        Officer pursuant to 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K - None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       Registrant

                                       RENEWABLE ASSETS, INC.


                                       By: /s/ ALFRED M. SCHIFFRIN
                                           -------------------------------------
                                           Alfred M.  Schiffrin,
                                           Chief Executive Officer, President
                                           and Chief Financial Officer

Date:  June 2, 2005