Form 10QSB
period 2004-09-30
RENEWABLE ASSETS INC
filed 2005-06-07
CIK 1287983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004
                                    ------------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________


                         COMMISSION FILE NUMBER 000-50699


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

                               Yes [ ]     No [X]

                             RENEWABLE ASSETS, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2004


                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
PART I   FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheet at September 30, 2004                    1

         Consolidated Statements of Operations for the three months
          and nine months ended September 30, 2004 and September 30, 2003    2

         Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2004 and September 30, 2003                    3

         Notes to Consolidated Financial Statements                          4

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7

Item 3 - Controls and Procedures                                             8

PART II

Item 1 - Legal Proceedings                                                  10

Item 2 - Changes in Securities                                              10

Item 3 - Defaults Upon Senior Securities                                    10

Item 4 - Submission of Matters to a Vote of Security Holders                10

Item 5 - Other Information                                                  10

Item 6 - Exhibits and Reports on Form 8-K                                   10

Signature                                                                   11

Exhibit 31.1                                                                12

Exhibit 32.1                                                                14

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004

                                     ASSETS

CURRENT ASSETS:
  Cash                                                            $      4,249
  Accounts Receivable                                                    2,000
                                                                  ------------
TOTAL CURRENT ASSETS                                              $      6,249
                                                                  ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                $        500
  Income Taxes Payable                                                     410
                                                                  ------------
      TOTAL CURRENT LIABILITIES                                            910
                                                                  ------------
SHAREHOLDER'S EQUITY:
  Preferred Stock, $.001 Par Value -
    1,000,000 Shares Authorized -
    -0- Shares Issued and Outstanding                                       --
  Common Stock, $.001 Par Value -
    29,000,000 Shares Authorized -
    3,014,350 Shares Issued and Outstanding                              3,014
    Retained Earnings - Development Stage                                2,325
                                                                  ------------
      TOTAL SHAREHOLDER'S EQUITY                                         5,359
                                                                  ------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                        $      6,249
                                                                  ============

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
           SUCCESSOR TO A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                     NINE MONTHS ENDED           THREE MONTHS ENDED        CUMULATIVE
                                       SEPTEMBER 30                 SEPTEMBER 30           DEVELOPMENT
                                -------------------------    -------------------------        STAGE
                                    2004          2003           2004          2003          AMOUNTS
                                -----------   -----------    -----------   -----------    -----------
COMMISSION REVENUES             $     5,760   $     4,500    $     2,000   $        --    $    52,855

GENERAL AND ADMINISTRATIVE
 EXPENSES                             3,025         8,068          1,120           382        146,670
                                -----------   -----------    -----------   -----------    -----------
INCOME (LOSS) BEFORE
 INCOME TAXES                         2,735        (3,568)           880          (382)       (93,815)

PROVISION FOR INCOME TAXES              410            --            132            --            410
                                -----------   -----------    -----------   -----------    -----------

NET INCOME (LOSS)               $     2,325   $    (3,568)   $       748   $      (382)   $   (94,225)
                                ===========   ===========    ===========   ===========    ===========
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE               $      .001   $     (.001)   $      .000   $      .000    $     (.031)
                                ===========   ===========    ===========   ===========    ===========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING     3,014,350     3,014,350      3,014,350     3,014,350      3,014,350
                                ===========   ===========    ===========   ===========    ===========

See accompanying notes to financial statements.


                             RENEWABLE ASSETS, INC.
           SUCCESSOR TO A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                CUMULATIVE
                                                                                DEVELOPMENT
                                                                                   STAGE
                                                     2004           2003          AMOUNTS
                                                 ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net Income (Loss)                             $      2,325   $     (3,568)  $    (94,225)
   Adjustments to Net Cash Provided
    by (Used In) Operating Activities:
      Accounts Receivable                              (2,000)            --         (2,000)
      Accounts Payable                                    500             --            500
      Income Taxes Payable                                410             --            410
                                                 ------------   ------------   ------------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                              1,235         (3,568)       (95,315)
                                                 ------------   ------------   ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Issuance of Common Stock                             3,014             --         99,564
   Proceeds from Borrowings - Shareholder                  --             --         27,500
   Repayment of Borrowings - Shareholder                   --             --        (27,500)
                                                 ------------   ------------   ------------
     NET CASH PROVIDED BY
      FINANCING ACTIVITIES                              3,014             --         99,564
                                                 ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                         4,249         (3,568)         4,249

CASH - Beginning of Period                                 --          3,568             --
                                                 ------------   ------------   ------------

CASH - End of Period                             $      4,249   $         --   $      4,249
                                                 ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

The Company made no payments for interest or income taxes.

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

         Financial Instruments:
           The carrying values of accounts receivable and accounts payable approximate fair value at September 30, 2004.

         Accounts Receivable:
           Accounts receivable are stated at net realizable value. All accounts are considered to be fully collectible as of September 30, 2004.

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

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

NOTE C - RELATED PARTY TRANSACTIONS -

         Commission expense of $1,440 was paid to the Company's president during 2004.

NOTE D - GOING CONCERN UNCERTAINTY -

         The photocopier division has sustained recurring operating losses in prior years and has minimal assets. These factors raise substantial doubt as to the business's ability to continue as a going concern. Management's plans regarding this uncertainty are to raise additional working capital through the implementation of a successful business plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

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

         As discussed below, the three month period ended September 30, 2004 was characterized by nominal revenues of $2,000 offset by general and administrative expenses of $1,120, resulting in a net profit of $748 in such period after provision for income taxes of $132, as compared to no sales revenues in the same period in the prior year.

Results of Operations

Sales
-----

         Sales for the three month period ended September 30, 2004 were $2,000 as compared to no sales for the same period in the prior fiscal year. Sales for the nine month period ended September 30, 2004 were $5,760 as compared to sales of $4,500 for the same period in the prior year, an increase of 28%. Management does not believe that the increase in sales for both periods is meaningful or indicative of a trend but is more related to factors beyond our control, such as customer needs and timing of receipt of orders. Accordingly, comparisons between periods may not be meaningful.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses ("G&A") were $1,120, or 56% of sales for the three months ended September 30, 2004 as compared to $382 versus no sales activity for the same period in the prior fiscal year. G&A were $3,025, or 53% of sales for the nine months ended September 30, 2004 as compared to $8,068, or 179% of sales for the same period in the prior fiscal year. The decrease in G&A as a percentage of sales is primarily attributable to the allocation of certain legal and accounting fees to our parent, International Imaging Systems.

Liquidity and Capital Resources
-------------------------------

         We financed our operations during the three month period ended September 30, 2004 through revenues from operations. As of September 30, 004, our principal sources of liquidity consisted of cash of $4,249 and accounts receivable of $2,000. Because we have limited expenses, we believe that such funds are adequate for the foreseeable future. However, we intend to seek to raise additional capital from both our parent's shareholders and new shareholders in order to maintain and expand our operations. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find sources to finance such activities, we will be unable to expand our operations, and if any of the expected sources of revenue should fail to appear or our expenses should increase, we may have to curtail our operations.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
    ------------------------------------------------

Within the 90 days prior to the date of this report, Renewable Assets, Inc. (the "Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

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

                             RENEWABLE ASSETS, INC.

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

Date:  June 6, 2005