Form 10KSB
period 2004-12-31
RENEWABLE ASSETS INC
filed 2005-07-12
CIK 1287983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-50699
                                               ---------


                             RENEWABLE ASSETS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             20-0858618
-------------------------------                              ------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


             7040 Palmetto Park Road, No. 572, Boca Raton, FL 33433
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 488-9938
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b ) of the Act:

              None                                         None
       -------------------                       ------------------------
       Title of Each Class                       Name of Each Exchange on
                                                     Which Registered


          Securities registered pursuant to Section 12 (g ) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d ) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2 ) has been subject to such filing requirements for the past 90 days.
YES [ ]   NO [X]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $6,960

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. There is no public trading market for the Registrant's common stock; therefore, no estimate of the aggregate market value of the voting and non-voting common equity held by non-affiliates may be made.

         ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity: As of June 15, 2005 3,014,350 shares of common stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                TABLE OF CONTENTS

PART I.........................................................................3

   Description of Business.....................................................3
   Description of Property.....................................................6
   Legal Proceedings...........................................................6
   Submission of Matters to a Vote of Security Holders.........................6

PART II........................................................................7

   Market For Registrant's Common Equity and Related Stockholder Matters.......7
   Management's Discussion and Analysis of Financial Condition and
    Results of Operations......................................................7
   Financial Statements........................................................9
   Changes in and Disagreement With Accountants on Accounting and
    Financial Disclosure Controls and Procedures ..............................9

PART III......................................................................10

   Directors, Executive Officers, Promoters and Control Persons; Compliance
   With Section 16(A) of the Exchange Act ....................................10
   Executive Compensation.....................................................11
   Security Ownership of Certain Beneficial Owners and Management.............11
   Certain Relationships and Related Transactions.............................12
   Exhibits, List and Reports on Form 8-K
   Principal Accountant Fees and Services

         Forward Looking Statements

         This Form 10-KSB and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

         Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

General

         We are in the development stage. We were formed in Delaware on December 12, 2003, to continue to pursue the line of business of our parent, International Imaging Systems, Inc., that consists of marketing pre-owned, brand name photocopy machines for an unaffiliated office furniture company, Office Furniture Warehouse, Inc. On December 22, 2003, International Imaging Systems assigned to us that line of business and a related marketing services agreement with Office Furniture Warehouse for no consideration.

         In order to expand our business, we have been exploring the marketing of other products, including new and pre-owned items of office equipment other than photocopy machines, such as office furniture, home furnishings and appliances, as well as the purchase and resale of such items, but our limited resources have proved an inhibiting factor. We are also considering other means of expanding our business, such as through acquisition, that may entail the issuance of additional shares of our common stock, but there are no current plans to do so. Any such acquisition would be made in compliance with applicable Federal and state securities and corporate law, and, depending upon the structure of the transaction, submission of information to shareholders regarding such acquisition prior to consummation, as well as shareholder approval thereof, may not be required.

         Our principal executive offices are located at 7040 W. Palmetto Park Road, No. 572, Boca Raton, FL 33433. There is no public trading market for our common stock.

History

         The Company was formed on December 12, 2003 as a wholly-owned subsidiary of International Imaging Systems, Inc. On April 13, 2004, the board of directors of International Imaging Systems approved the spin-off of all 3,014,350 of our shares of common stock owned by International Imaging Systems to its stockholders of record as of April 14, 2004. As part of the spin-off, each stockholder of record of International Imaging Systems will receive one-half share of our common stock for each share of International Imaging Systems' common stock owned on April 14, 2004, and as a result, the principal shareholders of International Imaging Systems on such date will become the principal shareholders of our company. On such date, there were 6,028,700 shares of International Imaging Systems' common stock outstanding. The spin-off has not been completed because of our inability, as well as that of International Imaging Systems, to comply with applicable laws, rules and regulations. We believe that the delay has impeded our ability to access the capital markets as an independent company. There can be no assurance, however, that even if the spin-off had been effected that we would have been able to raise additional capital on acceptable terms or at all, or that the spin-off will be ever be consummated. In such event, we will have to consider our strategic alternatives to raise capital and otherwise continue our business.

         We are the successor to the promotional services line of business of International Imaging Systems. That was its only line of business prior to the reverse acquisition described below. The promotional services line of business consists of marketing pre-owned, brand name photocopy machines for an unrelated office furniture company pursuant to a marketing services agreement. On December 22, 2003, International Imaging Systems assigned to us for no consideration the promotional services line of business and all of its rights and obligations under the marketing services agreement relating to such business. Prior to International Imaging Systems' reverse acquisition of Advanced Imaging Systems, LLC, a Delaware limited liability company, International Imaging Systems operated under the name A.M.S. Marketing, Inc. The background to the reverse acquisition is as follows:

         On July 31, 2003, A.M.S. Marketing, Advanced Imaging Systems and the members of Advanced Imaging Systems effected a change of control of AMS Marketing pursuant to an Agreement and Plan of Exchange, dated as of July 28, 2003. As provided in the Exchange Agreement, A.M.S. Marketing issued to the then members of Advanced Imaging Systems an aggregate of 1,200,000 shares (the "Shares") of A.M.S. Marketing's common stock, par value $.001 per share, in exchange for all of the limited liability company interests of Advanced Imaging Systems issued and outstanding on such date.

         Immediately prior to the share exchange, each of the then members of Advanced Imaging Systems purchased 900,000 shares of A.M.S. Marketing's common stock (3,600,000 shares in the aggregate) from Alfred M. Schiffrin, A.M.S. Marketing's former president and sole director and our current president and sole director, for $.05 per share, payable partly in cash and the balance by a recourse promissory note secured by the purchased shares. Each note is repayable in monthly installments of varying amounts commencing on August 1, 2003 and ending on May 1, 2006, subject to acceleration upon the happening of certain events, including without limitation, failure of such member to make payment of principal when due within three business days following written notice to such member, the dissolution, winding-up, suspension of the usual business activities or complete or partial liquidation of the business of AMS, the bankruptcy of such member or A.M.S. Marketing, the commencement of a voluntary bankruptcy by such member or A.M.S. Marketing or the death of such member. Each note is non-interest bearing except upon the happening and during the continuation of any such event, in which case each note bears interest at the rate of 15% per annum or the maximum rate of interest permissible in the State of Florida, whichever is lower. To date, all installments due under the notes have been paid. The shares of A.M.S. Marketing issued in the exchange, together with the shares purchased by the members from Mr. Schiffrin, represented approximately 82% of the total then issued and outstanding shares of the A.M.S. Marketing's common stock.

SERVICES/PRODUCTS

         We are currently marketing pre-owned, refurbished Canon and Minolta photocopy machines for Office Furniture Warehouse in Pompano Beach, Florida, where Office Furniture Warehouse maintains a 12,000 square foot showroom and a nearby 30,000 square foot warehouse. Office Furniture Warehouse is a retail seller of new and used office furniture and systems. The photocopy machines marketed by us range from simple desk-top models to stand-alone, multi-function business machines.

         Under a marketing services agreement, dated December 1, 2003, among International Imaging Systems, Office Furniture Warehouse and its affiliate, Sun Coast Imaging Systems, Inc., revenues generated from the sale by us of pre-owned photocopiers are shared equally between Office Furniture Warehouse and us, after deducting from such revenues the cost of each photocopier and the cost of a 90-day warranty. The agreement has an initial term of three years and automatically renews for successive one year terms unless terminated by mutual agreement or upon the happening of certain events, such as bankruptcy.

         We are one of two, co-exclusive marketers for Office Furniture Warehouse of pre-owned photocopiers. In such capacity, we select and arrange for the purchase by Office Furniture Warehouse of the pre-owned photocopiers to be marketed. Under the Marketing Agreement, Office Furniture Warehouse and Sun Coast are obligated to provide us with such number and models of pre-owned photocopiers for sale as we may reasonably request. Our president is responsible for and effects sales of such photocopiers on behalf of Office Furniture Warehouse and schedules delivery and installation thereof by Office Furniture Warehouse trucks and personnel.

         We are highly dependent upon Office Furniture Warehouse. Termination by Office Furniture Warehouse of its agreement with us would have a material adverse effect upon us, as we currently lack the financial resources to operate our own retail outlets and may be unable to locate another party for whom we could provide our marketing services on the same terms and conditions as agreed with Office Furniture Warehouse.

         We are exploring other marketing opportunities, including new and pre-owned office equipment, office furniture, home furnishings and appliances, as well as the purchase and sale of such items to the extent our resources permit. In each case, we will attempt to favor in our product mix pre-owned items, as we believe we can realize greater profit margins on such items. Our belief is based on the general ability to acquire pre-owned merchandise at distressed or liquidation prices but resell such merchandise at a less significant discount to new product pricing. Our predecessor also explored some or all of such other marketing opportunities but was unable to identify any appropriate situation. No assurance can be given that we will be able to identify and secure any such opportunities.

DISTRIBUTION

         We have marketed the pre-owned photocopiers by means of advertisements in local newspapers, facsimile transmissions to local businesses, periodic advertisements in business periodicals and direct mail solicitations that were created and paid for by us. In addition, we prepared advertisements that were run as adjuncts to Office Furniture Warehouse's furniture advertisements and the costs thereof were borne by Office Furniture Warehouse. We are currently formulating a new plan of distribution with the view to increasing our exposure to potential buyers but no assurance can be given that any such new plan will be successful.

COMPETITION

         Until the execution of the Marketing Agreement, we had the exclusive right to market pre-owned photocopy machines for Office Furniture Warehouse under an oral agreement with such company. Under the Marketing Agreement, Sun Coast Imaging Systems, an affiliate of Office Furniture Warehouse, was also granted the co-exclusive right to market pre-owned photocopy machines for Office Furniture Warehouse. While the agreement provides that each of such companies will make available for marketing by us the number and models of pre-owned photocopy machines requested by us, the increased competition could harm our business. Sun Coast has greater resources than we do and, accordingly can employ more salespersons and expend greater amounts on advertising than us.

         Additionally, the pre-owned photocopier industry in the geographic area where we operate is highly competitive and consists of numerous small companies. We also compete with sellers of new photocopy machines, principally Ikon Office Solutions, Copyco and Danka Business Systems. Competition in the industry is generally based on price, service and availability of varied models of equipment.

         We anticipate that we will experience substantial competition in attempting to secure clients for our marketing services with respect to products other than pre-owned photocopiers. Almost all of our competitors and potential competitors possess greater resources than us and have a longer operating history.

PRINCIPAL SUPPLIERS

         All of the pre-owned photocopier machines currently marketed by us are purchased by Office furniture Warehouse from Intercom Copier Market, an unaffiliated party located in Pompano Beach, Florida. Intercom promotes itself as the largest wholesaler of pre-owned photocopiers in south Florida and one of the largest in the United States. There are other suppliers from whom Office Furniture Warehouse could purchase pre- owned photocopiers. We believe, however, that because of favorable logistics and pricing and the high quality of the equipment sold by Intercom, the loss of Intercom as a supplier would have a significant effect upon us. In addition, interruptions in supply could adversely effect our ability and that of Office Furniture Warehouse to meet customer demand in a timely manner.

GOVERNMENTAL REGULATION

         We are not subject to any governmental regulations other than those generally applicable to all businesses.

EMPLOYEES

         We do not have any employees other than our current officer and director, Alfred M. Schiffrin. Our success is dependent upon the decisions made by Mr. Schiffrin, who devotes approximately 25% of his business time to our affairs.

ITEM 2.  DESCRIPTION OF PROPERTY

         We operate out of the facilities of Office Furniture Warehouse in Pompano Beach, Florida. We do not pay any rent for the use of such facilities.

ITEM 3.  LEGAL PROCEEDINGS

         There are presently no material pending legal proceedings to which we are a part or to which any of our property is the subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our security holders during our 2004 fiscal year.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         There is no public trading market for our common stock.

         There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

         We have not agreed to register any shares of our common stock under the Securities Act for sale by security holders but we intend to take such action as may be required to effect the spin-off of our shares by our parent, International Imaging Systems.

         The Company is not and has not proposed to publicly offer any shares of its common stock.

Holders of Record

         As of June 15, 2005, the only record and beneficial holder of our shares of common stock is our parent, International Imaging Systems.

Dividends

         We have not paid any cash dividends on our common stock to date, and do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business. Payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

         During the period covered by this Report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, other than issuances reported on Form 10-QSB or Form 8-K except that in June 2004 we issued 3,014,350 shares to International Imaging Systems for $.001 per share.

         The issuance described above was deemed exempt from registration under the Securities Act, in reliance on Section 4(2) of the Act, as a transaction by an issuer not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are in the development stage. We commenced operations in December 2003. We were formed to pursue the pre-owned photocopier marketing services line of business of our parent, International Imaging Systems, that commenced operations in the Fall of 1998.

         We are currently engaged in marketing activities for an unrelated party and have no employees other than our president, Alfred M. Schiffrin, who is unsalaried. Pursuant to an oral agreement among International imaging Systems, Mr. Schiffrin and us, Mr. Schiffrin is entitled to 25% of the profits on our sales until the consummation of the spin-off of our shares to the shareholders of International Imaging Systems. We do not anticipate hiring any employees, purchasing any plant or significant equipment or conducting any product research and development during the next 12 months. As sales and marketing agent, we essentially have no overhead relating to our sales and marketing activities. We do not anticipate initiating any sales activities for our own account (acting as a principal) until such time as our resources permit.

         During the next 12 months, we intend to continue marketing pre-owned photocopiers. We will also continue to explore the marketing of other products, including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings and appliances, as well as the purchase and resale of such items to the extent that our resources permit. We are also considering other means of expanding our business, such as through acquisition, merger or other form of business combination involving one or more entities engaged in the same or similar business as us. Any such transaction may entail the issuance of additional shares of its common stock, but there are no current plans to engage therein. Any such acquisition, merger or combination will be made in compliance with applicable Federal and state securities and corporate law, and, depending upon the structure of the transaction, submission of information to shareholders regarding any such transaction prior to consummation, as well shareholder approval thereof, may not be required. Ours president has run the business for five years for our predecessor. Prior to that he had experience as an investment banker in locating potential acquisitions, but we may employ the services of a broker or finder who would be entitled to compensation to assist in identifying suitable opportunities.

         While we only began operations in December 2003, we are the successor to the pre-owned photocopier marketing services line of business of International Imaging Systems. As discussed below, fiscal year 2003 and fiscal 2004 was characterized by nominal revenues. Neither we nor our predecessor has been able to generate significant revenues from the sale of pre-owned photocopiers due principally to a lack of financial resources. We continue to believe that the pre-owned photocopier business and other complimentary business segments that also focus on the sale of pre-owned merchandise, such as office furniture, are attractive markets for us to exploit. Our belief is based on the knowledge that pre-owned merchandise can be purchased at deep discounts to retail prices for such merchandise in new condition, often as much as a 95% discount, and may be resold to end users for as little as a 50% discount to retail, thereby providing the end users with substantial savings while at the same time allowing us to realize significant gross profit margins. We intend to continue to attempt to raise additional working capital to facilitate the expansion of our business model from that of agent to a blend of agent and principal.

RESULTS OF OPERATIONS

         Revenues in fiscal 2004 and 2003 from the photocopier business were $6,960 and $4,500, respectively and expenses were $3,786 and $8,068, respectively, resulting in net income for fiscal 2004 of $2,698 as compared to a net loss in fiscal 2003 of $3,568. We do not believe the difference in results of operations are meaningful or indicative of any trend but is primarily attributable to factors beyond our control, such as the timing of sales.

         We are not currently aware of any known trends that may have a negative effect upon our results of operations although we expect continued increased competition from Sun Coast Imaging, our co-exclusive marketing agent for and an affiliate of Office Furniture Warehouse.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004 and June 15, 2005, we had cash of $5,288 and $10,131, respectively, and accounts receivable of $1,200 and $2,000, respectively. We are exploring opportunities to raise cash to finance and expand our operations for the foreseeable future. In addition, we are considering expansion through acquisitions. No specific targets are currently under consideration. If we are not successful in raising cash, we may be forced to borrow funds. No assurance can be given that funds will be available to borrow, or if available, will be on terms favorable to us.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements listed on the Index to the Financial Statements are included beginning at F-1 following Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable

ITEM 8A. CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to us (including its consolidated subsidiaries).

         (b)      Changes in Internal Controls
                  ----------------------------

         There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Information Concerning Executive Officers and Directors

         The following table sets forth the name, age and position of the sole director and executive officer of the Company as of the date hereof.

NAME                           AGE         POSITION
----                           ---         --------
Alfred M. Schiffrin            67          President, Secretary, Treasurer and
                                           Director


         Alfred M. Schiffrin has been our President, Secretary, Treasurer and sole director since our formation in December 2003. Prior to such date, he was the sole officer and director of our parent, International Imaging Systems. From December 1996, to September 1998, Mr. Schiffrin was the President of Newmarket Strategic Development Corp., a publicly held development company.

         Mr. Schiffrin also has over twenty years of experience in the investment banking and securities industry, having been associated in various capacities with NASD member firms located in New York, Colorado and Florida. Most recently he was employed in the following positions by broker/dealers:
General Principal from August 2004 to April 2005 of Acosta Financial Services; Director of Continuing Education from November 2001 to July 2004 of L.H. Ross & Company, and General Principal from June 1999 to February 2001 of First Madison Securities.

         Mr Schiffrin is the holder of Series 7, Series 24 and Series 63 securities licenses and was admitted as a Member of the NASD Board of Arbitrators in 1987.

         (a) There are no material proceedings known to us to which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons is a party adverse to us or has a material interest adverse to our interests.

         Mr. Schiffrin did not receive any additional compensation for his services as a Director. Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2004 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 2004, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

Compensation

         Under an oral agreement among International Imaging Systems, Alfred M. Schiffrin and us, our current sole officer and director, Mr. Schiffrin is entitled to receive 25% of the profits on any sale by the Company of a pre-owned photocopier. Such arrangement will terminate upon the consummation of the spin-off. During fiscal 2004, we did not pay any compensation to Mr. Schiffrin but we accrued commissions payable to him of $400. We do not have any incentive or stock option plans and do not have any employment agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

         All of our issued and outstanding shares of common stock are owned by International Imaging Systems. The following table sets forth information available to us, as of June 15, 2005 with respect to the beneficial ownership of the outstanding shares of International Imaging Systems' common stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) our sole officer and director; and (iii) the officers and directors of International Imaging as a group:

                                              Shares of Common      Percentage (%) of
Name and Address of Beneficial Owner(1)        Stock Owned(2)        Common Stock(2)
---------------------------------------        --------------        --------------
Michael D'Angelo(3)                                 1,500,000             24.88%
Laura Palisa Mujica(4)                              2,100,000             34.83%
Lara Nicole Sarafianos(5)                           1,200,000             20.49%
Alicia M. LaSala(6)                                   415,000(7)           7.62%(7)
Alfred M. Schiffrin(8)                                410,000              7.05%
Alex Sarafianos(9)                                     25,000(10)          0.43%(10)
C. Leo Smith(3)                                             0(11)             0(11)
Susan Archer(3)                                       130,000              2.16%
All officers and directors as a group                 155,000(11)          2.54%(11)
(three) persons(11)

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Exchange Act.

(2)  Percentages are approximate.

(3) The business address of the stockholder, director or officer, as the case may be, noted above is 6689 N.W. 16th Terrace, Ft. Lauderdale, FL 33309.

(4) The address of the stockholder noted above is 824 S.E. 8th Street, Ft. Lauderdale, FL 33316.

(5) The address of the stockholder noted above is 4440 N.E. 22nd Avenue, Lighthouse Point, FL 33064.

(6) The address of the stockholder noted above is 6674 Serena Lane, Boca Raton, FL 33433.

(7) Includes 20,000 shares of Common Stock owned of record by a trust for the benefit of Mrs. LaSala's minor child of which her husband is the sole trustee, and 15,000 shares of Common stock owned of record by her husband. Mrs. LaSala disclaims beneficial ownership of such shares.

(8) The business address of the stockholder noted above is 7040 W. Palmetto Park Road, Building 4, # 572, Boca Raton, FL 33433. Prior to the Exchange, Mr. Schiffrin was the sole director and officer of the Company.

(9) The address of the director noted above is 16008 Willmington Place, Tampa FL 33647.

(10) Excludes all shares owned by Lara Nicole Sarafianos. Mr. Sarafianos is the brother-in-law of Mrs. Sarafianos and disclaims beneficial ownership of all shares owned by Mrs. Sarafianos.

(11) Excludes 2,100,000 shares owned by the mother of Mr. Smith, Laura Palisa Mujica. Mr. Smith disclaims beneficial ownership of such shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest.

        Check Form 10

                                     PART IV
                                     -------

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements

         Consolidated Balance Sheet at December 31, 2004;
         Consolidated Statements of Operations for the years ended
          December 31, 2004 and 2003;
         Consolidated Statements of Shareholders' Deficiency for the years ended December 31, 2004 and 2003;
         Consolidated Statements of Cash Flows from Inception (July 23,1998)
          through December 31, 2004;
         Notes to Financial Statements.

         (a) (2) Exhibits

EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
--------------    ----------------------
     3.1          Registrant's Certificate of Incorporation
     3.2          Registrant's Bylaws
     4.1          Specimen form of Registrant's Common Stock Certificate
    10.1          Marketing Services Agreement by and among Office Furniture
                   Warehouse, Inc.; Sun Coast Imaging Systems, Inc. and International Imaging Systems, Inc. dated December 1, 2003.*
    10.2          Assignment and Acceptance Agreement, dated as of December 22,
                   2003, by and between International Imaging Systems, Inc.
                   and Registrant*
___________________

* Incorporated by reference to Registrant's Registration Statement on Form 10SB filed with the Securities and Exchange Commission on April 22, 2004.

         b)       Reports on Form 8-K

         None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a)      Audit Fees

         The aggregate fees billed for each of fiscal 2004 and fiscal 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings ort engagements for those fiscal years was $4,500 and $3,500, respectively.

        (b)       Audit-Related Fees

         No fees were billed in each of fiscal 2004 and fiscal 2003 for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements.

        (c)       Tax Fees

         No fees were billed in fiscal 2004 or fiscal 2003 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

        (d)       All Other Fees

         No fees were billed in each of fiscal 2004 and fiscal 2003 for products and services provided by the principal accountant.

        (e) The Company did not have an audit committee during fiscal 2004 or fiscal 2003.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Independent Auditor's Report                                              F-1

Balance Sheet                                                             F-2

Statements of Operations                                                  F-3

Statements of Shareholder's Equity                                        F-4

Statements of Cash Flows                                                  F-5

Notes to Financial Statements                                           F-6-F-8

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Renewable Assets, Inc.
Successor to A.M.S. Marketing, Inc. - Photocopier Division
(A Development Stage Company)
Boca Raton, Florida

I have audited the accompanying balance sheet of Renewable Assets, Inc., Successor to A.M.S. Marketing, Inc. - Photocopier Division (A Development Stage Company) as of December 31, 2004, and the related statements of operations, shareholder's equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provided a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Assets, Inc., Successor to A.M.S. Marketing, Inc. - Photocopier Division as of December 31, 2004, and the results of operations and its cash flows for each of the years ended December 31, 2004 and 2003 in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the photocopy division of A.M.S. Marketing, Inc. has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
February 15, 2005

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2004


ASSETS

CURRENT ASSETS:

    Cash                                                        $      5,288
    Accounts Receivable                                                1,200
                                                                ------------

TOTAL CURRENT ASSETS                                            $      6,488
                                                                ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:

    Accounts Payable                                            $        300
    Income Taxes Payable                                                 476
                                                                ------------

TOTAL CURRENT LIABILITIES                                                776
                                                                ------------
SHAREHOLDER'S EQUITY:

    Preferred Stock, $.001 Par Value -
        1,000,000 Shares Authorized -
         -0- Shares Issued and Outstanding
    Common Stock, $.001 Par Value -
        29,000,000 Shares Authorized -
        3,014,350 Shares Issued and Outstanding                        3,014
    Retained Earnings - Development Stage                              2,698
                                                                ------------
              TOTAL SHAREHOLDER'S EQUITY                               5,712
                                                                ------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                      $      6,488
                                                                ============

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
           SUCCESSOR TO A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
             AND FROM JULY 23, 1998 (INCEPTION) TO DECEMBER 31, 2004


                                                                    CUMULATIVE
                                                                    DEVELOPMENT
                                                                       STAGE
                                         2004           2003          AMOUNTS
                                     ------------   ------------   ------------
COMMISSION REVENUES                  $      6,960   $      4,500   $     54,055

GENERAL AND ADMINISTRATIVE
  EXPENSES                                  3,786          8,068        147,431
                                     ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES           3,174         (3,568)       (93,376)

PROVISION FOR INCOME TAXES                    476             --            476
                                     ------------   ------------   ------------

NET INCOME (LOSS)                    $      2,698   $     (3,568)  $    (93,852)
                                     ============   ============   ============
BASIC AND DILUTED EARNINGS
  (LOSS) PER SHARE                   $       .001   $      (.001)  $      (.003)
                                     ============   ============   ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             3,014,350      3,014,350      3,014,350
                                     ============   ============   ============

See accompanying notes to financial statements.


                             RENEWABLE ASSETS, INC.
           SUCCESSOR TO A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                               RETAINED
                                                                               EARNINGS
                                                                                  OR
                                                                                DEFICIT
                                       COMMON STOCK                           ACCUMULATED
                                     $.001 PAR VALUE           ADDITIONAL       DURING
                              ----------------------------       PAID-IN      DEVELOPMENT
                                  SHARES          AMOUNT         CAPITAL         STAGE            TOTAL
                              ------------    ------------    ------------    ------------    ------------
BALANCE - December 31, 2002      4,656,200    $      4,656    $     91,894    $    (92,982)   $      3,568

ISSUANCE OF COMMON STOCK
  IN CONNECTION WITH
  MERGER                         1,200,000           1,200          (1,200)             --              --

NET (LOSS) FOR PERIOD                   --              --              --          (3,568)         (3,568)

RECLASSIFICATION OF EQUITY
  RESULTING FROM
  REORGANIZATION                (5,856,200)         (5,856)        (90,694)         96,550              --

ISSUANCE OF COMMON STOCK         3,014,350              --              --              --              --
                              ------------    ------------    ------------    ------------    ------------

BALANCE - December 31, 2003      3,014,350              --              --              --              --

PROCEEDS FROM ISSUANCE
  OF COMMON STOCK                       --           3,014              --              --           3,014

NET INCOME FOR PERIOD                   --              --              --           2,698           2,698
                              ------------    ------------    ------------    ------------    ------------

BALANCE - December 31, 2004      3,014,350    $      3,014    $         --    $      2,698    $      5,712
                              ============    ============    ============    ============    ============

See accompanying notes to financial statements.


                             RENEWABLE ASSETS, INC.
            SUCCESSOR TOA.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 2004 AND 2003
             AND FROM JULY 23, 1998 (INCEPTION) TO DECEMBER 31, 2004

                                                                                      CUMULATIVE
                                                                                     DEVELOPMENT
                                                                                        STAGE
                                                          2004           2003          AMOUNTS
                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net Income or (Loss)                                $      2,698   $     (3,568)  $    (93,852)
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by (Used in) Operating
    Activities:
      Accounts Receivable                                   (1,200)            --         (1,200)
      Accounts Payable                                         300             --            300
      Income Taxes Payable                                     476             --            476
                                                      ------------   ------------   ------------
        NET CASH (USED IN) OPERATING
         ACTIVITIES                                          2,274         (3,568)       (94,276)
                                                      ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                   3,014             --         99,564
  Proceeds from Borrowings - Shareholder                        --             --         27,500
  Repayment of Borrowings - Shareholder                         --             --        (27,500)
                                                      ------------   ------------   ------------
        NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                3,014             --         99,564
                                                      ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                              5,288         (3,568)         5,288

CASH - Beginning of Period                                      --          3,568             --
                                                      ------------   ------------   ------------

CASH - End of Period                                  $      5,288   $         --   $      5,288
                                                      ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

The Company made no payments for interest or income taxes.


See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

          3,014,350 shares of $.001 par value common stock will be issued to existing shareholders of International Imaging Systems, Inc. in connection with the spin-off upon approval of the transaction by the Securities and Exchange Commission.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

         Financial Instruments:
          The carrying values of accounts receivable and accounts payable approximate fair value at December 31, 2004.

         Accounts Receivable:
          Accounts receivable are stated at net realizable value. All accounts are considered to be fully collectible as of December 31, 2004.

         Commission Revenues:
          In connection with the Company's revenue recognition policy, the Company recognizes commission revenues as an agent for a principal. As such, commissions are recorded pursuant to a predetermined fixed rate, and after the machines are accepted by the ultimate purchaser. The Company locates buyers and is not obligated to take possession of, or fulfill the shipment of the machines sold. Selling prices of the machines sold are determined by the principal, and not the Company. Collection of the sales price and customer returns are the responsibility of the principal.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

NOTE C - RELATED PARTY TRANSACTIONS -

         Commission expense of $1,740 was paid to the Company's president during 2004.

NOTE D - GOING CONCERN UNCERTAINTY -

         The photocopier division has sustained recurring operating losses in prior years and has minimal assets. These factors raise substantial doubt as to the business's ability to continue as a going concern. Management's plans regarding this uncertainty are to raise additional working capital through the implementation of a successful business plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   July 12, 2005

                                       RENEWABLE ASSETS, INC.

                                       By: /s/ ALFRED M. SCHIFFRIN
                                           -------------------------------------
                                           Name:  Alfred M. Schiffrin
                                           Title: President, Chief Executive
                                                  Officer and Chief Financial
                                                  Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                  Title                                   Date
---------                  -----                                   ----

/s/ ALFRED M. SCHIFFRIN    President, Chief Executive Officer,     July 12, 2005
-----------------------    Chief Financial Officer and Director