Form 10QSB
period 2005-03-31
RENEWABLE ASSETS INC
filed 2005-09-09
CIK 1287983

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       Or

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         COMMISSION FILE NUMBER: 0-25413


                             RENEWABLE ASSETS, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)


                   DELAWARE                                 20-0858618
         (State or Other Jurisdiction                     (IRS Employer
      of Incorporation or Organization)                Identification No.)


                   7040 W. Palmetto Road, Boca Raton, FL 33433
                    (Address of Principal Executive Offices)


                                 (561) 488-9938
                (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer (1), has filed all Reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: As of September 6, 2005 the Registrant had 3,014,350 shares of common stock outstanding.

                             RENEWABLE ASSETS, INC.

                                   FORM 10-QSB

                  For the quarterly period ended March 31, 2005

                                      INDEX


                                                                            Page

PART I                       FINANCIAL INFORMATION

Item 1      Consolidated Balance Sheet as of March 31, 2005 (unaudited)       1

            Consolidated Statements of Operations for the three months
            ended March 31, 2005 and 2004 (unaudited)                         2

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 2005 and 2004 (unaudited)                  3

            Notes to Consolidated Financial Statements                        4

Item 2      Management's Discussion and Analysis or Plan of Operation         7

Item 3      Controls and Procedures                                           9

PART II

Item 1      Legal Proceedings                                                10

Item 2      Changes in Securities                                            10

Item 3      Defaults Upon Senior Securities                                  10

Item 4      Submission of Matters to a Vote of Security Holders              10

Item 5      Other Information                                                10

Item 6      Exhibits and Reports on Form 8-K                                 10

Signature                                                                    10

Exhibit 31.1                                                                 11

Exhibit 32.1                                                                 13

Item 1.  Financial Information


                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2005


                                     ASSETS

CURRENT ASSETS:
    Cash                                                               $   4,346
    Commissions Receivable                                                 7,470
                                                                       ---------

TOTAL CURRENT ASSETS                                                   $  11,816
                                                                       =========


                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                   $      52
                                                                       ---------

         TOTAL CURRENT LIABILITIES                                            52

DUE TO PARENT                                                              5,700
                                                                       ---------

TOTAL LIABILITIES                                                          5,752
                                                                       ---------

SHAREHOLDER'S EQUITY:
    Preferred Stock, $.001 Par Value -
      1,000,000 Shares Authorized -
      -0- Shares Issued and Outstanding
    Common Stock, $.001 Par Value -
      29,000,000 Shares Authorized -
      3,014,350 Shares Issued and Outstanding                              3,014
    Retained Earnings - Development Stage                                  3,050
                                                                       ---------

         TOTAL SHAREHOLDER'S EQUITY                                        6,064
                                                                       ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                             $  11,816
                                                                       =========


See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
              AND FROM JULY 23, 1998 (INCEPTION) TO MARCH 31, 2005

                                                                          CUMULATIVE
                                                                          DEVELOPMENT
                                              2005            2004       STAGE AMOUNTS
                                         -------------   -------------   -------------
COMMISSION REVENUES                      $       7,470   $       1,600   $      61,525

GENERAL AND ADMINISTRATIVE
    EXPENSES                                     7,118             400         154,549
                                         -------------   -------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES                  352           1,200         (93,024)

PROVISION FOR INCOME TAXES                          --              --             476
                                         -------------   -------------   -------------

NET INCOME (LOSS)                        $         352   $       1,200   $     (93,500)
                                         =============   =============   =============

BASIC AND DILUTED EARNINGS
   (LOSS) PER SHARE                      $          --   $          --   $       (.031)
                                         =============   =============   =============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                3,014,350       3,014,350       3,014,350
                                         =============   =============   =============


See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
              AND FROM JULY 23, 1998 (INCEPTION) TO MARCH 31, 2005


                                                                                        CUMULATIVE
                                                                                        DEVELOPMENT
                                                            2005           2004        STAGE AMOUNTS
                                                       ------------    ------------    -------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
    Net Income or (Loss)                               $        352    $      1,200    $    (93,500)
    Adjustments to Reconcile Net Income (Loss) to
       Net Cash Provided by (Used in) Operating
       Activities:
          Commissions Receivable                             (6,270)         (1,600)         (7,470)
          Accounts Payable                                     (248)            400              52
          Income Taxes Payable                                 (476)             --              --
                                                       ------------    ------------    ------------
            NET CASH (USED IN) OPERATING
              ACTIVITIES                                     (6,642)             --        (100,918)
                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock                                     --              --          99,564
    Proceeds from Borrowings                                  5,700              --          33,200
    Repayment of Borrowings                                      --              --         (27,500)
                                                       ------------    ------------    ------------
            NET CASH PROVIDED BY
              FINANCING ACTIVITIES                            5,700              --         105,264
                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                (942)             --           4,346

CASH - Beginning of Period                                    5,288              --              --
                                                       ------------    ------------    ------------

CASH - End of Period                                   $      4,346    $         --    $      4,346
                                                       ============    ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:
----------------------------------

The Company made payments for income taxes amounting to $476. No interest payments were made.

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

          Financial Instruments:
               The carrying values of commissions receivable and accounts payable approximate fair value at March 31, 2005.

          Commissions Receivable:
               All accounts are considered to be fully collectible as of March 31, 2005.

          Commission Revenues:
               The Company recognizes commission revenues as an agent for a principal. As such, commissions are recorded pursuant to a predetermined fixed rate, and after the machines are accepted by the ultimate purchaser. The Company locates buyers and is not obligated to take possession of, or fulfill the shipment of the machines sold. Selling prices of the machines sold are determined by the principal, and not the Company. Collection of the sales price and customer returns are the responsibility of the principal.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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


NOTE C -  RELATED PARTY TRANSACTIONS -

          The Company received a $5,700 working capital advance from the shareholder (parent company) during 2005.

          Commission expense of $400 was paid to the Company's president during the three months ended March 31, 2004.


NOTE D -  GOING CONCERN UNCERTAINTY -

          The photocopier division has sustained recurring operating losses in prior years and has minimal assets. These factors raise substantial doubt as to the business's ability to continue as a going concern. Management's plans regarding this uncertainty are to raise additional working capital through the implementation of a successful business plan.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview
--------

     The Company is in the development stage. We commenced operations in 2003. We were formed to pursue the pre-owned, brand name photocopier marketing services business of our parent, International Imaging Systems, Inc., that commenced operations in the Fall of 1998.

     The Company is currently engaged in marketing activities for an unrelated third party and has no employees other than its president, Alfred M. Schiffrin, who is unsalaried. Pursuant to an oral agreement among the Company, International Imaging Systems and Mr. Schiffrin, he is entitled to 25% of the profits on our sales revenues until the consummation of the spin-off of our shares owned by International Imaging Systems to its shareholders on the basis of one-half share of our common stock for each share of International Imaging Systems' common stock owned by the holders thereof on April 14, 2004. To date, we have been unable to comply with applicable rules and regulations relating to the spin off and there can be no assurance that the spin off will be effected. Mr. Schiffrin, the Company and International Imaging Systems have agreed that Mr. Schiffrin will accept and receive shares of International Imaging Systems' common stock in lieu of any commissions accrued but unpaid to date and that may be earned through June 30, 2006.

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

     As discussed below, the three month period ended March 31, 2005 was characterized by revenues of $7,470, offset by general and administrative expenses of $7,118 resulting in a net profit of $352 as compared to revenues of $1,600, general and administrative expenses of $400, and a net profit of $1,200 in the same period in the prior year.

Results of Operations
---------------------

Sales

     Sales for the three month period ended March 31, 2005 were $7,470 as compared to sales of $ $1,600 for the same period in the prior fiscal year, an increase of 367%. Management does not believe that the increase in sales for the period is meaningful or indicative of a trend but is more related to factors beyond our control, such as customer needs and timing of receipt of orders. Accordingly, comparisons between periods may not be meaningful.

General and Administrative Expenses

     General and Administrative expenses ("G&A") were $7,118, or 95% of sales for the three months ended March 31, 2005 as compared to $400 or 25% of sales in the same period in the prior year. The increase in G&A as a percentage of sales is primarily attributable to the allocation of certain legal and accounting fees to the Company by its parent, International Imaging Systems rather than direct expenses incurred by the Company.

Liquidity and Capital Resources
-------------------------------

     The Company financed its operations during the three month period ended March 31, 2005 through revenues from operations. As of March 31, 2005, the Company's principal sources of liquidity consisted of cash of $4,346 and commissions receivable of $7,470. Because we have limited expenses, we believe that such funds, together with expected revenues from operations, will be sufficient to fund the Company's operations for the foreseeable future. However, we intend to seek to raise additional capital from both our parent's shareholders and new shareholders in order to maintain and expand our operations. There can be no assurance that the Company will be able to find sources of financing on terms acceptable to us, if at all. If we do not find sources to finance such activities, we will be unable to expand our operations, and if any of the above expected sources of revenue should fail to appear or our expenses should increase, we may have to curtail our operations.

Item 3.  Controls and Procedures

(a) Disclosure Controls. We conducted an evaluation, with the participation of the Chief Executive and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by Renewable Assets, Inc. in the reports we filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert him in a timely fashion to material information required to be disclosed in reports we file under the Exchange Act.

     (b)  Changes in Internal Control Over Financial Reporting.

     None.

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

                                     PART II
                                OTHER INFORMATION

Item 1 Legal Proceedings

       None

Item 2 Changes in Securities

       None

Item 3 Defaults Upon Senior Securities

       None

Item 4 Submission of Matters to a Vote of Security Holders

       None

Item 5 Other Information

       None

Item 6 Exhibits and Reports on Form 8-K

       (a)  Exhibits

       31.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

       (b)  Reports on Form 8-K

       None



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

RENEWABLE ASSETS, INC.

By: /s/ ALFRED M. SCHIFFRIN
    -----------------------____________
    Alfred M. Schiffrin
    Chief Executive and Chief Financial Officer

Dated: September 9, 2005