Form 10QSB
period 2005-06-30
RENEWABLE ASSETS INC
filed 2005-09-14
CIK 1287983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

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

Check whether the issuer (1), has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 9, 2005, the Registrant had 3,014,350 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

Yes [ ] No [X]

                             RENEWABLE ASSETS, INC.

                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2005


                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
PART I   FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheet
           at June 30, 2005                                                  1

         Consolidated Statements of Operations
           for the three months and six months
           ended June 30, 2005 and June 30, 2004                             2

         Consolidated Statements of Cash Flows
           for the six months ended
           June 30, 2005 and June 30, 2004                                   3

         Notes to Consolidated Financial Statements                          4

Item 2 - Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations                                             7

Item 3 - Controls and Procedures                                             9

PART II

Item 1 - Legal Proceedings                                                  10

Item 2 - Changes in Securities                                              10

Item 3 - Defaults Upon Senior Securities                                    10

Item 4 - Submission of Matters to a Vote
           of Security Holders                                              10

Item 5 - Other Information                                                  10

Item 6 - Exhibits and Reports on Form 8-K                                   10

Signature                                                                   11
Exhibit 31.1                                                                12
Exhibit 32.1                                                                13

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2005

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS









                                TABLE OF CONTENTS






Balance Sheet                                                             1

Statements of Operations                                                  2

Statements of Cash Flows                                                  3

Notes to Financial Statements                                            4-6

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2005



                                     ASSETS

CURRENT ASSETS:
    Cash                                                              $   10,130
    Commissions Receivable                                                 4,000
                                                                      ----------

TOTAL CURRENT ASSETS                                                  $   14,130
                                                                      ==========


                      LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES:
    Accounts Payable                                                  $      264
    Income Taxes Payable                                                     315
                                                                      ----------

              TOTAL CURRENT LIABILITIES                                      579

DUE TO PARENT                                                              5,700
                                                                      ----------

TOTAL LIABILITIES                                                          6,279
                                                                      ----------

SHAREHOLDER'S EQUITY:
    Preferred Stock, $.001 Par Value -
        1,000,000 Shares Authorized -
        -0- Shares Issued and Outstanding                                     --
    Common Stock, $.001 Par Value -
        29,000,000 Shares Authorized -
        3,014,350 Shares Issued and Outstanding                            3,014
    Retained Earnings - Development Stage                                  4,837
                                                                      ----------
              TOTAL SHAREHOLDER'S EQUITY                                   7,851
                                                                      ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                            $   14,130
                                                                      ==========


See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


                                  SIX MONTHS ENDED              THREE MONTHS ENDED        CUMULATIVE
                                       JUNE 30                        JUNE 30             DEVELOPMENT
                             ----------------------------   ---------------------------      STAGE
                                 2005            2004           2005           2004         AMOUNTS
                             ------------    ------------   ------------   ------------   ------------
COMMISSION REVENUES          $     11,470    $      3,760   $      4,000   $      2,160   $     65,525

GENERAL AND ADMINISTRATIVE
    EXPENSES                        9,016           1,905          1,898          1,505        156,447
                             ------------    ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE
    INCOME TAXES                    2,454           1,855          2,102            655        (90,922)

PROVISION FOR INCOME TAXES            315             278             --             98            791
                             ------------    ------------   ------------   ------------   ------------

NET INCOME (LOSS)            $      2,139    $      1,577   $      2,102   $        557   $    (91,713)
                             ============    ============   ============   ============   ============

BASIC AND DILUTED EARNINGS
    (LOSS) PER SHARE         $      (.001)   $         --   $         --   $         --   $      (.030)
                             ============    ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                 3,014,350       3,014,350      3,014,350      3,014,350      3,014,350
                             ============    ============   ============   ============   ============

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                 CUMULATIVE
                                                                                 DEVELOPMENT
                                                                                    STAGE
                                                     2005            2004          AMOUNTS
                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
        Net Income (Loss)                        $      2,139    $      1,577    $    (91,713)
        Adjustments to Net Cash Provided
            by (Used In) Operating Activities:
                Commissions Receivable                 (2,800)         (2,160)         (4,000)
                Accounts Payable                          (36)            540             264
                Income Taxes Payable                     (161)            278             315
                                                 ------------    ------------    ------------
              NET CASH PROVIDED BY (USED IN)
                      OPERATING ACTIVITIES               (858)            235         (95,134)
                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
        Issuance of Common Stock                           --           3,014          99,564
        Proceeds from Borrowings                        5,700              --          33,200
        Repayment of Borrowings                            --              --         (27,500)
                                                 ------------    ------------    ------------
              NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                  5,700           3,014         105,264
                                                 ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                         4,842           3,249          10,130

CASH - Beginning of Period                              5,288              --              --
                                                 ------------    ------------    ------------

CASH - End of Period                             $     10,130    $      3,249    $     10,130
                                                 ============    ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

The Company made payments for income taxes amounting to $476. No interest payments were made.

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005



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

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005



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

           Financial Instruments:
              The carrying values of commissions receivable and accounts payable approximate fair value at June 30, 2005.

           Commissions Receivable:
              All accounts are considered to be fully collectible as of June 30, 2005.

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

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005



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

           The photocopier division has sustained recurring operating losses in prior years and has minimal assets. These factors raise substantial doubt as to the business's ability to continue as a going concern. Management's plans regarding this uncertainty are to raise additional working capital through the implementation of a successful business plan and the sale of common stock to the public.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------

Overview

         The Company is in the development stage. We commenced operations in 2003. We were formed to pursue the pre-owned, brand name photocopier marketing services business of our parent, International Imaging Systems, Inc., that commenced operations in the Fall of 1998.

         The Company is currently engaged in marketing activities for an unrelated third party and has no employees other than its president, Alfred M. Schiffrin, who is unsalaried. Pursuant to an oral agreement among the Company, International Imaging Systems and Mr. Schiffrin, he is entitled to 25% of the profits on our sales revenues until the consummation of the spin-off of our shares owned by International Imaging Systems to its shareholders on the basis of one-half share of our common stock for each share of International Imaging Systems' common stock owned by the holders thereof on April 14, 2004. To date, we have been unable to comply with applicable rules and regulations relating to the spin off and there can be no assurance that the spin off will be effected. Mr. Schiffrin, the Company and International Imaging Systems have agreed that Mr. Schiffrin will accept and receive shares of International Imaging Systems' common stock in lieu of any commissions accrued or that may accrue through June 30, 2006.

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

         As discussed below, the three month period ended June 30, 2005 was characterized by revenues of $4,000, offset by general and administrative expenses of $1,898, resulting in a net profit of $2,102 in such period as compared to revenues of $2,160, general and administrative expenses of $1,505, and a net profit of $655 in the same period in the prior year.

Results of Operations

Sales
-----

         Sales for the three month period ended June 30, 2005 were $4,000 as compared to sales of $2,160 for the same period in the prior year, an increase of 85%. Sales for the six months period ended June 30, 2005 were $11,470 as compared to sales of $3,760 for the same period in the prior year, an increase of 205%. The increase in sales for both periods is not considered meaningful. The Company does not believe that fluctuations between reporting periods is necessarily indicative of any trend but is more related to factors beyond the Company's control. Accordingly, comparisons between periods may not be meaningful.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses ("G&A") were $1,898, or 47% of sales for the three months ended June 30, 2005 as compared to $1,505, or 70% of sales for the same period in the prior fiscal year. G & A were $9,016, or 79% of sales for the six months ended June 30, 2005 as compared to $1,905, or 51% of sales for the same period in the prior year. The increase in G & A as a percentage of sales in the six month period ended June 30, 2005 is primarily attributable to the allocation of certain legal and accounting expenses by our parent, International Imaging Systems.

Liquidity and Capital Resources
-------------------------------

         The Company financed its operations during the three month period ended June 30, 2005, through revenues from operations. As of June 30, 2005, the Company's principal sources of liquidity consisted of cash of $10,130 and commissions receivable $4,000. Because we have limited operating expenses, we believe that such funds, together with expected revenues from operations, will be adequate to fund operations for the foreseeable future. However, we intend to seek to raise additional capital from both our parent's shareholders and new shareholders in order to maintain and expand our operations. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find sources to finance such activities, we will be unable to expand our operations, and if any of the expected sources of revenue should fail to appear or our expenses should increase, we may have to curtail certain of our current activities.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

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


RENEWABLE ASSETS, INC.

By: /s/ ALFRED M. SCHIFFRIN
    -------------------------------------------
    Alfred M. Schiffrin
    Chief Executive and Chief Financial Officer

Dated: September 14, 2005