Form 10QSB
period 2005-09-30
RENEWABLE ASSETS INC
filed 2005-11-09
CIK 1287983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

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


      7040 W. Palmetto Park Road, Building 4, No. 572, Boca Raton, FL 33433
      ---------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 9, 2005, the Registrant had 3,014,350 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

Yes [ ] No [X]

                             RENEWABLE ASSETS, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2005


                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
PART I   FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheet
          at September 30, 2005                                               1

         Consolidated Statements of Operations
          for the three months and nine months
          ended September 30, 2005 and September 30, 2004                     2

         Consolidated Statements of Cash Flows
          for the nine months ended
          September 30, 2005 and September 30, 2004                           3

         Notes to Consolidated Financial Statements                           4

Item 2 - Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                                               8

Item 3 - Controls and Procedures                                             11

PART II

Item 1 - Legal Proceedings                                                   12

Item 2 - Changes in Securities                                               12

Item 3 - Defaults Upon Senior Securities                                     12

Item 4 - Submission of Matters to a Vote
          of Security Holders                                                12

Item 5 - Other Information                                                   12

Item 6 - Exhibits and Reports on Form 8-K                                    12

Signature                                                                    13
Exhibit 31.1                                                                 14
Exhibit 32.1                                                                 15

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                             $    9,124
    Commission Receivable                                                 4,400
                                                                     ----------

TOTAL CURRENT ASSETS                                                 $   13,524
                                                                     ==========


                    LIABILITIES AND SHAREHOLDER'S DEFICIENCY


CURRENT LIABILITIES:
    Accounts Payable                                                 $    1,526
                                                                     ----------

         TOTAL CURRENT LIABILITIES                                        1,526

DUE TO PARENT                                                            53,700
                                                                     ----------

TOTAL LIABILITIES                                                        55,226
                                                                     ----------

SHAREHOLDER'S DEFICIENCY:
    Preferred Stock, $.001 Par Value -
        1,000,000 Shares Authorized -
        -0- Shares Issued and Outstanding                                    --
    Common Stock, $.001 Par Value -
        29,000,000 Shares Authorized -
        3,014,350 Shares Issued and Outstanding                           3,014
    Accumulated Deficit - Development Stage                             (44,716)
                                                                     ----------
              TOTAL SHAREHOLDER'S DEFICIENCY                            (41,702)
                                                                     ----------

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIENCY                       $   13,524
                                                                     ==========

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
           SUCCESSOR TO A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                  NINE MONTHS ENDED             THREE MONTHS ENDED          CUMULATIVE
                                     SEPTEMBER 30                   SEPTEMBER 30            DEVELOPMENT
                             ----------------------------   ----------------------------       STAGE
                                 2005            2004           2005            2004          AMOUNTS
                             ------------    ------------   ------------    ------------   ------------
COMMISSION REVENUES          $     15,870    $      5,760   $      4,400    $      2,000   $     69,925

GENERAL AND ADMINISTRATIVE
    EXPENSES                       63,284           3,025         54,268           1,120        210,715
                             ------------    ------------   ------------    ------------   ------------

INCOME (LOSS) BEFORE
    INCOME TAXES                  (47,414)          2,735        (49,868)            880       (140,790)

PROVISION (CREDIT) FOR
    INCOME TAXES                       --             410           (315)            132            476
                             ------------    ------------   ------------    ------------   ------------

NET INCOME (LOSS)            $    (47,414)   $      2,325   $    (49,553)   $        748   $   (141,266)
                             ============    ============   ============    ============   ============

BASIC AND DILUTED EARNINGS
    (LOSS) PER SHARE         $      (.016)   $       .001   $      (.016)   $       .000   $      (.047)
                             ============    ============   ============    ============   ============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                 3,014,350       3,014,350      3,014,350       3,014,350      3,014,350
                             ============    ============   ============    ============   ============

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
           SUCCESSOR TO A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                               CUMULATIVE
                                                                               DEVELOPMENT
                                                                                  STAGE
                                                   2005            2004          AMOUNTS
                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
        Net Income (Loss)                      $    (47,414)   $      2,325    $   (141,266)
        Adjustments to Reconcile Net Income
            (Loss) to Net Cash Provided by
            (Used In) Operating Activities:
                Commission Receivable                (3,200)         (2,000)         (4,400)
                Accounts Payable                      1,226             500           1,526
                Income Taxes Payable                   (476)            410              --
                Officer Compensation Paid by
                    Issuance of Common Stock
                    of Parent Company                48,000              --          48,000
                                               ------------    ------------    ------------
              NET CASH PROVIDED BY (USED IN)
                      OPERATING ACTIVITIES           (1,864)          1,235         (96,140)
                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
        Proceeds from Borrowings                      5,700              --          33,200
        Repayment of Borrowings                          --              --         (27,500)
        Issuance of Common Stock                         --           3,014          99,564
                                               ------------    ------------    ------------
              NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                5,700           3,014         105,264
                                               ------------    ------------    ------------

NET INCREASE IN CASH                                  3,836           4,249           9,124

CASH - Beginning of Period                            5,288              --              --
                                               ------------    ------------    ------------

CASH - End of Period                           $      9,124    $      4,249    $      9,124
                                               ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

The Company made payments for income taxes of $476.
No interest payments were made.

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
Nature of Operations:

A.M.S. Marketing, Inc. ("AMS") was incorporated in the state of Delaware on July 23, 1998.

On July 21, 2003, AMS acquired 100% ownership of Advanced Imaging Systems, LLC ("AIS"), a privately owned Delaware entity, in exchange for 1,200,000 shares of its previously unissued common stock. Prior to the execution of the exchange agreement, the members (owners) of AIS purchased a controlling interest in AMS from an AMS shareholder.

As a result of the foregoing transactions, the previous owners of AIS became the 81.96% owners of AMS. For accounting purposes, AIS is considered to be the acquirer and AMS the acquired entity. The business combination was accounted for as a reorganization of entities under common control. No fair value adjustments resulted from the reorganization.

Prior to the merger, the principal business of AMS was the brokerage of pre-owned name brand copy machines from a facility located in Pompano Beach, Florida.

In October, 2003, A.M.S. Marketing, Inc. changed its name to International Imaging Systems, Inc. ("IIS").

On December 12, 2003, IIS formed Renewable Assets, Inc., a wholly-owned subsidiary, to operate the photocopier division.

On April 13, 2004, the Board of Directors of IIS approved a plan to spin off its photocopy division (Renewable Assets, Inc.). 3,014,350 shares of the Company's common stock, 001 par value per share, will be issued to existing shareholders of International Imaging Systems, Inc. in connection with the spin-off upon compliance with applicable laws and the rules and regulations of the Securities and Exchange Commission.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

Financial Instruments:

The carrying values of accounts receivable and accounts payable approximate fair value at September 30, 2005.

Commission Receivable:

The commission receivable is considered to be fully collectible as of September 30, 2005.

Commission Revenues:

The Company recognizes commission revenues as an agent for a principal. As such, commissions are recorded at a fixed rate after the machines are accepted by the ultimate purchaser. The Company locates buyers but does not take possession of, or ship the machines. Selling prices of the machines are determined by the principal, and not the Company. Collection of the sales price and customer returns are the responsibility of the principal.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

NOTE C - RELATED PARTY TRANSACTIONS -

On August 22, 2005, the Company's president received 160,000 common shares of the parent company (International Imaging Systems, Inc.) for services rendered. The accompanying financial statements include $48,000 compensation expense based upon the fair value of the shares.

The Company received a $5,700 working capital advance from the shareholder (parent company) during 2005.

Commission expense of $940 was paid to the Company's president during 2004.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE D - STOCK OPTION PLAN -

The Company's 2005 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by shareholders on September 15, 2005. The "Plan" provides for the granting of stock options to employees, directors, and consultants. Certain awards are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code (the "Code"). Other awards granted under the "Plan" are not intended to qualify as incentive stock options under the "Code".

The total number of shares of the Company's stock that may be issued under the "Plan" may not exceed 2,000,000. The purchase price, exercise date, and expiration date of options to be issued will be set at the time of grant by management. As of September 30, 2005, no stock options were granted under the "Plan".

NOTE E - GOING CONCERN UNCERTAINTY -

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------

Overview

While we commenced operations December 12, 2003, we are still in an early development stage. We were formed by, and as a wholly owned subsidiary of, our parent, International Imaging Systems, Inc., to pursue the pre-owned photocopier marketing services line of business of our parent that commenced its operations in the Fall of 1998.

We are currently engaged in agency marketing activities for a single unrelated entity and have no employees other than our President, Alfred M. Schiffrin, who is unsalaried. Pursuant to an amended oral agreement among International Imaging Systems, Inc., Mr. Schiffrin and us, Mr. Schiffrin received 160,000 shares of our parent's common stock in lieu of any other form of compensation for services rendered to the Company from January 1, 2005 through completion of the spin-off of our Common Stock to the shareholders of our parent, International Imaging Systems, Inc. We do not anticipate hiring any employees, purchasing any plant or significant equipment or conducting any product research and development during the next 12 months. As sales and marketing agent operating from rent free facilities, we essentially have no overhead relating to our sales and marketing activities. We do not anticipate initiating any sales activities for our own account (acting as a principal) until such time as our resources permit.

During the next 12 months, we intend to continue marketing pre-owned photocopiers. We will also continue to explore our prospects for the marketing of other products, including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings and appliances, as well as the purchase and resale of such items to the extent that our resources permit. We are also considering other means of expanding our business, such as through acquisition, merger or other form of business combination involving one or more entities engaged in the same or similar business as us. Any such transaction may entail the issuance of additional shares of our Common Stock, but there are no current plans to engage in any acquisition, merger or other form of business combination. Any such transaction will be made in compliance with applicable Federal and state securities and corporate law, and, depending upon the structure of the transaction, submission of information to shareholders regarding any such transaction prior to consummation, as well shareholder approval, may not be required. Our President has run the business for more than five years for our parent. Prior to that he had experience as an investment banker in locating potential acquisitions, but we may employ the services of a broker or finder who would be entitled to compensation to assist in identifying suitable opportunities.

While we only began operations in December 2003, we are the successor to the pre-owned photocopier marketing services line of business of International Imaging Systems, Inc. As discussed below, the three month period ended September 30, 2005 was characterized by nominal revenues. Neither we nor our parent has been able to generate significant revenues from the sale of pre-owned photocopiers due principally to a lack of financial resources. We continue to believe that the pre-owned photocopier business and other complementary business segments that also focus on the sale of pre-owned merchandise, like office furniture, are attractive markets for us to exploit. Our belief is based on the knowledge that pre-owned merchandise can be purchased at deep discounts to retail prices for merchandise, usually in new or very near new condition, often at as much as a 95% discount, and may be resold to end users for as much as a 50% discount to retail, thereby providing the end users with substantial savings while at the same time allowing us to realize significant gross profit margins. We intend to seek to raise working capital to facilitate the expansion of our business model from that of agent to a blend of agent and principal.

The perceived demand for pre-owned office equipment may be dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities will be the receipt of revenues from the sale of such equipment, our competitors, as well as the general economic conditions, including prolonged recessionary periods, may adversely affect our future business operations. We intend to remain flexible in our planned business operations and will continually review our plans, including the plan to engage in the marketing and sale of other product lines. We expect that implementation of our current and future business plans will be adopted and or implemented only if such plans are deemed to be in the best interests of the shareholders. Management will use its discretion to take advantage of future business opportunities believed to be beneficial to the Company and to the shareholders' interests.

Capital and Source of Liquidity.

         As of December 31, 2004 and September 30, 2005, we had cash of $5,288 and $9,124, respectively, and accounts receivable of $1,200 and $4,400, respectively. The September 30, 2005 figures are unaudited and were compiled by management. We are seeking to raise capital to finance and expand our operations for the foreseeable future. No assurances can be given, however, that we will be able to raise capital on terms acceptable to the Company, or at all. In addition, we may consider expansion through acquisition(s). No specific targets are currently under consideration. If we are not successful in raising cash, we may be forced to borrow funds. There is and can be no assurance that funds will be available to borrow, or if available, that they will be available on terms favorable or acceptable to us. On a long-term basis, liquidity is dependent on significant expansion of operations, receipt of consequent revenues, and perhaps additional infusions of capital and debt financing. Management believes that additional capital and debt financing in the short term will allow the Company to effectuate its marketing and sales efforts, resulting in increased revenue and greater liquidity in the long term. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. We are not a party to any off-balance sheet arrangements and do not engage in trading activities involving non-exchange traded contracts. We have no financial guarantees, debt or lease agreements, or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

         Based on the amount of working capital that we had on hand on September 30, 2005, we believe that we have sufficient financial resources to continue maintaining the minimal level of operations we have thus far conducted for the next 12 months; but without additional financing the Company will not be able to implement its expansion plan. There are, however, many conditions that could impact our proposed business plan and could adversely impact our ability to market and sell the pre-owned equipment. We cannot give any assurance that we will be able to continue or obtain the financing required for us to continue to successfully market and sell pre-owned equipment.

Plan of Operation.

         We are still in the development stage and have not conducted significant operations to date, nor have we received significant operating revenues. We have experienced problems, delays, expenses and difficulties sometimes encountered by an enterprise in our stage of development, many of which are beyond the Company's control. These include, but are not limited to, costs and expenses that may exceed current estimates, competition, product acquisition; and lack of additional supply channels.

         You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

     o satisfy our future capital requirements for the implementation of our business plan;
     o implement and successfully execute our business and marketing strategy to secure merchandise and develop and maintain a diverse customer and referral base;
     o   seek other marketable product lines;
     o   respond to competitive developments; and
     o   attract, retain, and motivate qualified personnel.

         If we are unable to successfully address these risks, our prospects, financial condition and results of operations will be materially adversely affected.

Critical Accounting Policies.

         Our financial statements have been prepared on a continuing operations basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a "critical accounting estimate" because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

         In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 expresses views of the staff regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, first-time adoption of SFAS 123 (R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123 (R), the modification of employees share options prior to adoption of SFAS 123 (R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123 (R) when applicable. We have not engaged in any Company share-based payment arrangements.

Results of Operations.

         Revenues (unaudited) for the nine months ended September 30, 2005 were $15,870 as compared to $5,760 for the same period in 2004; resulting in a net loss of $47,414 and net income of $2,325 respectively. Revenues (unaudited) for the three months ended September 30, 2005 were $4,400 as compared to $2,000 for the same period in 2004, resulting in a net loss of $49,868 and net income of $880, respectively. The net loss from the nine months and three months ended September 30, 2005 was primarily attributable to the expense incurred by the Company in connection with the compensation arrangement with Alfred M. Schiffrin, the Company's sole officer and director, in which he received 160,000 shares of International Imaging Systems, Inc. ("IIS") common stock in exchange for his services to the Company, in lieu of any other form of compensation, through completion of spin-off of the Company's shares to the IIS Shareholders. We do not believe the differences in results of operations are meaningful or indicative of any trend but are primarily attributable otherwise to factors beyond our control, such as the timing of sales.

         We are currently unaware of any trends that may have negative effects upon our results of operations, although we expect continued and increased competition from Sun Coast Imaging, our co-exclusive marketing agent for, and an affiliate of, Office Furniture Warehouse.


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

Dated: November 9, 2005