Form 10KSB
period 2005-12-31
RENEWABLE ASSETS INC
filed 2006-03-15
CIK 1287983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2005

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
              (Registrant's telephone number, including area code)


            Securities registered pursuant to Section 12 (b) of the Act:

             None                                          None
      -------------------                          ---------------------
      Title of each class                          Name of each exchange
                                                    on which registered


          Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                ----------------
                                (Title of class)


         Check if the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. [X]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                               YES [ ]     NO [X]

         State issuer's revenues for its most recent fiscal year: $ 19,390

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: There is no public trading market for the Registrant's common stock. Therefore, no estimate of the aggregate market value of the voting and non-voting common equity held by non-affiliates may be made.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity: As of March 13, 2006 3,014,350 shares of common stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):

                               YES [ ]     NO [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS


PART I........................................................................ 3

  Description of Business..................................................... 3
  Description of Property..................................................... 6
  Legal Proceedings........................................................... 6
  Submission of Matters to a Vote of Security Holders......................... 6

PART II....................................................................... 7

  Market for Registrant's Common Equity and Related Stockholder Matters....... 7
  Management's Discussion and Analysis of Financial Condition and Results of
  Operations.................................................................. 8
  Financial Statements........................................................ 9
  Changes in and Disagreement With Accountants On Accounting and
  Financial Disclosure........................................................ 9
  Controls and Procedures..................................................... 9

PART III...................................................................... 9

  Directors, Executive Officers, Promoters and Control Persons; Compliance
  With Section 16(A) of the Exchange Act ..................................... 9
  Executive Compensation......................................................10
  Security Ownership of Certain Beneficial Owners and Management..............10
  Certain Relationships and Related Transactions..............................11
  Exhibits, List and Reports on Form 8-K......................................11
  Principal Accountant Fees and Services......................................12

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

         In order to expand our business, we have been exploring the marketing of other products, including new and pre-owned items of office equipment other than photocopy machines, such as office furniture, home furnishings and appliances, as well as the purchase and resale of such items, but our limited resources have proved an inhibiting factor. We are also considering other means of expanding our business, such as through acquisition that may entail the issuance of additional shares of our common stock, but there are no current efforts or plans to do so. Any such acquisition would be made in compliance with applicable Federal and state securities and corporate law, and, depending upon the structure of the transaction, submission of information to shareholders regarding any acquisition prior to consummation, as well as shareholder approval, may not be required.

         Our principal executive offices are located at 7040 W. Palmetto Park Road, Building 4, No. 572, Boca Raton, FL 33433. There is no public trading market for our common stock.

History

         The Company was formed on December 12, 2003 as a wholly owned subsidiary of International Imaging Systems, Inc. On April 13, 2004, the board of directors of International Imaging Systems approved the spin-off of all 3,014,350 of our shares of common stock owned by International Imaging Systems to its stockholders of record as of April 14, 2004. As part of the proposed spin-off, each stockholder of record of International Imaging Systems is to receive one (1) share of our common stock for each two share(s) of the common stock of International Imaging Systems owned on April 14, 2004. As a result, the principal shareholders of International Imaging Systems on that date will become the principal shareholders of our company when the spin-off is undertaken and effected. On April 14, 2004, there were 6,028,700 shares of International Imaging Systems' common stock outstanding. The spin-off has not been completed because of our inability, as well as that of International Imaging Systems, to comply with applicable laws, rules and regulations. We believe that the delay has impeded our ability to access the capital markets as an independent company. There can be no assurance, however, that even if the spin-off had been effected that we would have been able to raise additional capital on acceptable terms or at all, or that the spin-off will be ever be consummated. In such event, we will have to consider our strategic alternatives to raise capital and otherwise continue our business.

         We are the successor to the promotional services line of business of International Imaging Systems. That was its only line of business prior to the reverse acquisition described below. The promotional services line of business consists of marketing pre-owned, brand name photocopy machines for an unrelated office furniture company pursuant to a non-exclusive marketing services agreement (the "Marketing Services Agreement"). On December 22, 2003, International Imaging Systems assigned to us for no consideration the promotional services line of business and all of its rights and obligations under the Marketing Services Agreement.. Prior to International Imaging Systems' reverse acquisition of Advanced Imaging Systems, LLC, a Delaware limited liability company, International Imaging Systems operated under the name A.M.S. Marketing, Inc. The background to the reverse acquisition is as follows:

         On July 31, 2003, A.M.S. Marketing, Advanced Imaging Systems and the members of Advanced Imaging Systems effected a change of control of AMS Marketing pursuant to an Agreement and Plan of Exchange, dated July 28, 2003. As provided in the Exchange Agreement, A.M.S. Marketing issued to the then members of Advanced Imaging Systems an aggregate of 1,200,000 shares (the "Shares") of A.M.S. Marketing's common stock, par value $.001 per share, in exchange for all of the limited liability company interests of Advanced Imaging Systems issued and outstanding on such date.

         Immediately prior to the exchange, each of the then members of Advanced Imaging Systems purchased 900,000 shares of A.M.S. Marketing's common stock (3,600,000 shares in the aggregate) from Alfred M. Schiffrin, A.M.S. Marketing's former president and sole director and our current president and sole director, for $.05 per share, payable partly in cash and partly by a recourse promissory note secured by the purchased shares. Each note is repayable in monthly installments of varying amounts commencing on August 1, 2003 and ending on May 1, 2006, subject to acceleration upon the happening of certain events, including without limitation, failure of such member to make payment of principal when due within three business days following written notice to such member, the dissolution, winding-up, suspension of the usual business activities or complete or partial liquidation of the business of A.M.S. Marketing, Inc., the bankruptcy of such member or A.M.S. Marketing, Inc. the commencement of a voluntary bankruptcy by such member or A.M.S. Marketing, Inc. or the death of such member. Each note is non-interest bearing except upon the happening and during the continuation of any such event, in which case each note bears interest at the rate of 15% per annum or the maximum rate of interest permissible in the State of Florida, whichever is lower. To date, all installments due under the notes have been paid. The shares of A.M.S. Marketing, Inc. issued in the exchange, added to the shares purchased by the members from Mr. Schiffrin, represented approximately 82% of the total then issued and outstanding shares of the A.M.S. Marketing Inc.'s common stock.

SERVICES AND PRODUCTS

         We are currently marketing pre-owned, refurbished Canon and Minolta photocopy machines for Office Furniture Warehouse in Pompano Beach, Florida, where Office Furniture Warehouse maintains a 12,000 square foot showroom and a nearby 30,000 square foot warehouse. Office Furniture Warehouse is a retail seller of new and used office furniture and systems. The photocopy machines we market range from simple models to stand-alone, multi-function business machines.

         Under the Marketing Services Agreement, which is dated December 1, 2003, and is by and among International Imaging Systems, Office Furniture Warehouse and its affiliate, Sun Coast Imaging Systems, Inc., revenues generated from our sales of pre-owned photocopiers are shared equally with Office

Furniture Warehouse, after deducting from such revenues the cost of each photocopier sold. The Marketing Services Agreement has an initial term of three years and automatically renews for successive one year terms, unless terminated by mutual agreement or upon the happening of certain events, such as bankruptcy.

         We are one of two, co-exclusive marketers for Office Furniture Warehouse of pre-owned photocopiers. In such capacity, we select and arrange for the purchase by Office Furniture Warehouse of the pre-owned photocopiers to be marketed. Under the Marketing Services Agreement, Office Furniture Warehouse and Sun Coast are obligated to provide us with such number and models of pre-owned photocopiers for sale as we may reasonably request. Our President is responsible for and effects sales of the photocopiers on behalf of Office Furniture Warehouse and schedules their delivery and installation by Office Furniture Warehouse trucks and personnel.

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

DISTRIBUTION

         We have marketed the pre-owned photocopiers by means of advertisements in local newspapers, facsimile transmissions to local businesses, periodic advertisements in business periodicals and direct mail solicitations that were created and paid for by us. In addition, we have prepared advertisements run as adjuncts to Office Furniture Warehouse's furniture advertisements with the costs borne by Office Furniture Warehouse. We are currently formulating a new plan of distribution to increase our exposure to potential buyers but no assurance can be given that any such new plan will be successful.

COMPETITION

         Until the execution of the Marketing Services Agreement, we had the exclusive right to market pre-owned photocopy machines for Office Furniture Warehouse under an oral agreement with such company. Under the Marketing Services Agreement, Sun Coast Imaging Systems, an affiliate of Office Furniture Warehouse, was also granted the co-exclusive right to market pre-owned photocopy machines for Office Furniture Warehouse. While the agreement provides that each of such companies will make available for marketing by us the number and models of pre-owned photocopy machines requested by us, the increased competition from Sun Coast could harm our business. Sun Coast has greater resources than we do and, accordingly can employ more salespersons and undertake more advertising than we can.

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

         We anticipate that we will experience substantial competition in attempting to secure clients for our marketing services with respect to products other than pre-owned photocopiers. Almost all of our competitors and potential competitors possess resources greater than we have and have an operating history longer than ours.

PRINCIPAL SUPPLIERS

         All of the pre-owned photocopier machines we currently market are purchased by Office Furniture Warehouse from Intercom Copier Market, an unaffiliated party located in Pompano Beach, Florida. Intercom promotes itself as the largest wholesaler of pre-owned photocopiers in south Florida and one of the largest in the United States. There are other suppliers from whom Office Furniture Warehouse could purchase pre- owned photocopiers. We believe, however, that because of favorable logistics and pricing and the high quality of the equipment sold by Intercom, the loss of Intercom as a supplier would have a significant effect upon us. In addition, interruptions in supply could adversely affect our ability and that of Office Furniture Warehouse to meet customer demand in a timely manner.

GOVERNMENTAL REGULATION

         We are not subject to any governmental regulations other than those generally applicable to all businesses.

EMPLOYEES

         We have no employees other than our current officer and director, Alfred M. Schiffrin. Our success is dependent upon the decisions made by Mr. Schiffrin, who devotes approximately 50% of his business time to our affairs.

ITEM 2.  DESCRIPTION OF PROPERTY

         We operate from the facilities of Office Furniture Warehouse in Pompano Beach, Florida. We do not pay any rent for the use of those facilities.

ITEM 3.  LEGAL PROCEEDINGS

         There are presently pending no material legal proceedings to which we are a party or to which any of our property is the subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our security holders during our 2005 fiscal year.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         There is no public trading market for our common stock.

         There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

         We have not agreed to register the issued and outstanding shares of our common stock under the Securities Act for sale by security holders. We intend to take such action as may be required to effect the proposed spin-off of our shares by our parent, International Imaging Systems.

Holders of Record

         As of March 13, 2006, the only record and beneficial holder of our shares of common stock is our parent, International Imaging Systems.

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

Recent Sales of Unregistered Securities

         During the period covered by this Report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, other than issuances reported on Form 10-QSB or Form 8-K. In June 2004 we issued 3,014,350 shares to International Imaging Systems for $.001 per share.

         The issuance described above was deemed exempt from registration under the Securities Act, in reliance on Section 4(2) of the Act, as a transaction by an issuer not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are in the development stage. We commenced operations in December 2003. We were formed to pursue the pre-owned photocopier marketing services line of business of our parent, International Imaging Systems, which commenced what later became our operations in the latter part of 1998.

         We are currently engaged in marketing activities for an unrelated party and have no employees other than our president, Alfred M. Schiffrin, who is presently unsalaried. We do not anticipate purchasing any plant or significant equipment or conducting any product research and development during the next 12 months. As a sales and marketing agent, we essentially have no overhead relating to our commercial activities. We do not anticipate initiating any sales activities for our own account (acting as a principal) until such time as our resources permit.

         During the next 12 months, we intend to continue marketing pre-owned photocopiers. We will also continue to explore the marketing of other products, including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings and appliances, as well as the purchase and resale of such items to the extent that our resources permit. We are also considering other means of expanding our business, such as through acquisition, merger or other form of business combination involving one or more entities engaged in the same or similar business as us. Any such transaction may entail the issuance of additional shares of our common stock, but there are no current plans or efforts to do so. Any such acquisition, merger or combination will be made in compliance with applicable Federal and state securities and corporate law, and, depending upon the structure of the transaction, submission of information to shareholders regarding any such transaction prior to consummation, as well shareholder approval thereof, may not be required. Our President had run the business for five years for our predecessor. Prior to that he had experience as an investment banker in locating potential acquisitions, but we may nevertheless employ the services of a broker or finder who would be entitled to compensation to assist in identifying suitable opportunities.

         While we only began operations upon formation in December 2003, we are the successor to the pre-owned photocopier marketing services line of business of International Imaging Systems. As discussed below, the Company generated nominal revenues during fiscal 2005 and fiscal 2004. Neither the Company nor our predecessor has been able to generate significant revenues from the sale of pre-owned photocopiers, due principally to a lack of financial resources. We continue to believe that our pre-owned photocopier business and other complimentary business segments that also focus on the sale of pre-owned merchandise, such as office furniture, are attractive markets for us to exploit. Our belief is based on our view that pre-owned merchandise can be purchased at deep discounts to retail prices in new or near new condition, often as much as a 95% discount, and may be resold to end users for as little as a 50% discount to retail, thereby providing the end users with substantial savings while at the same time allowing us to realize significant gross profit margins. We intend to continue to attempt to raise additional working capital to facilitate the expansion of our business model from that of agent to a blend of agent and principal.

RESULTS OF OPERATIONS

         Revenues in fiscal 2005 and fiscal 2004 from the photocopier business were $ 19,390 and $ 6,960 respectively, and expenses were $ 89,869 and $ 3,786 respectively, resulting in a net loss for fiscal 2005 of $ 70,479 as compared to a net income in fiscal 2004 of $ 2,698 after a provision for income taxes of $
476. We do not believe that the difference in the results of operations from year to year is meaningful or indicative of any trend, but is primarily attributable to the issuance of shares of our parent company, International Imaging Systems, to our President, Mr. Schiffrin, and increased legal and accounting expenses.

         Other than persistently limited operating funds, we are not currently aware of any known trends that may have a negative effect upon our results of operations, although we expect continued and increased competition from Sun Coast Imaging, our co-exclusive marketing agent for and an affiliate of, Office Furniture Warehouse.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005 and February 22, 2006, we had cash of $ 18 and $ 126 respectively, and accounts receivable of $ 3,500 and $ 0, respectively. We are exploring opportunities to raise cash to finance and expand our operations for the foreseeable future. In addition, we are considering albeit, less actively, expansion through acquisitions. No specific targets are currently under consideration. If we are not successful in raising cash, we may be forced to borrow funds. No assurance can be given that funds will be available to borrow, or if available, will be on terms favorable to us.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements listed on the Index to the Financial Statements are included beginning at F-1 following Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.

ITEM 8A. CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to us (including our consolidated subsidiaries).

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

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Information Concerning Executive Officers and Directors

         The following table sets forth the name, age and position of the sole director and executive officer of the Company as of the date hereof.

       NAME                      AGE                  POSITION
       ----                      ---                  --------
Alfred M. Schiffrin              68        President, Secretary, Treasurer and
                                           Director


         Alfred M. Schiffrin has been our President, Secretary, Treasurer and sole director since our formation in December 2003. Prior to such date, he was the sole officer and director of our parent, International Imaging Systems. From December 1996, to September 1998, Mr. Schiffrin was the President of Newmarket Strategic Development Corp., a business development company.

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

         Mr. Schiffrin has not received any compensation for his services as a Director.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2005 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a

Form 5 during the Company's fiscal year ended December 2005, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

Compensation

         During fiscal 2005, there was no cash compensation paid to Mr. Schiffrin for his services to the Company, but our parent, International Imaging Systems, compensated him in the form of 160,000 shares of its common stock, pursuant to its 2003 Equity Compensation Plan. We adopted our own 2005 Stock Option Plan during September 2005, but we have not yet issued any securities pursuant to our Plan. We are not a party to any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

         All of our issued and outstanding shares of common stock are owned by International Imaging Systems. The following table sets forth information available to us, as of March 13, 2006 with respect to the beneficial ownership of the outstanding shares of International Imaging Systems' common stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) our sole officer and director; and (iii) the officers and directors of our parent, International Imaging systems as a group:

Name and Address of                     Shares of Common     Percentage (%) of
Beneficial Owner (1)                     Stock Owned(2)      Common Stock (2)
--------------------                   -----------------     ----------------

Michael D'Angelo(3)                         1,500,000              19.83%
Laura Palisa Mujica(4)                      2,100,000              27.76%
Lara Nicole Sarafianos(5)                   1,200,000              15.87%
Alicia M. LaSala(6)                           504,000(7)            6.62%(7)
Alfred M. Schiffrin(8)                        635,000               8.40%
Alex Sarafianos(9)                             25,000(10)           0.33%(10)
C. Leo Smith(3)                                     0(11)              0 (11)
Susan Archer(3)                               130,000               1.72%
All officers and directors as a group         155,000(11)           2.05%(11)
(three) persons(11)

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Exchange Act.

(2)  Percentages are approximate.

(3) The business address of the stockholder, director or officer, as the case may be, noted above is 2419 E. Commercial Boulevard, Suite 307, Ft. Lauderdale, FL 33308.

(4) The address of the stockholder noted above is 824 S.E. 8th Street, Ft. Lauderdale, FL 33316.

(5) The address of the stockholder noted above is 4440 N.E. 22nd Avenue, Lighthouse Point, FL 33064.

(6) The address of the stockholder noted above is 6674 Serena Lane, Boca Raton, FL 33433.

(7) Includes 20,000 shares of Common Stock owned of record by a trust for the benefit of Mrs. LaSala's minor child of which her husband is the sole trustee, and 100,000 shares of Common stock owned of record by her husband. Mrs. LaSala disclaims beneficial ownership of such shares.

(8) The business address of the stockholder noted above is 7040 W. Palmetto Park Road, Building 4, Suite 572, Boca Raton, FL 33433. Prior to the Exchange, Mr. Schiffrin was the sole director and officer of the Company.

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

         In 2005, our parent, International Imaging Systems, compensated Mr. Alfred Schiffrin, our President and sole director, for services to us in the form of 160,000 shares of International Imaging Systems' common stock pursuant to International Imaging Systems' 2003 Equity Compensation Plan.

                                     PART IV
                                     -------

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) (1)  Financial Statements.

         Consolidated Balance Sheet at December 31, 2005;

         Consolidated Statements of Operations for the years ended December 31, 2005 and 2004;

         Consolidated Statements of Shareholders' Deficiency for the years ended December 31, 2005 and 2004; Consolidated Statements of Cash Flows from Inception (July 23,1998) through December 31, 2005, and;

         Notes to Financial Statements.

         (a) (2)  Exhibits

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT

  3.1    Registrant's Certificate of Incorporation*
  3.2    Registrant's By-laws*
  4.1    Specimen form of Registrant's Common Stock Certificate*
 10.1 Marketing Services Agreement by and among Office Furniture Warehouse, Inc.; Sun Coast Imaging Systems, Inc. and International Imaging Systems, Inc. dated December 1, 2003*
 10.2 Assignment and Acceptance Agreement, dated as of December 22, 2003, by and between International Imaging Systems, Inc. and Registrant*
 23.1    Consent of Independent Auditor
 31.1    Section 302 Certification Pursuant to Sarbanes-Oxley Act of 2002
 32.1 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350

----------------------

 * Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 22, 2004.

         (b) Reports on Form 8-K

                  None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a) Audit Fees.

         The aggregate fees billed for each of fiscal 2005 and fiscal 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or for engagements for those fiscal years were $ 9,145 and $4,500, respectively.

         (b) Audit-Related Fees.

         No fees were billed in each of fiscal 2005 and fiscal 2004 for assurance and related services provided by the principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements.

         (c) Tax Fees.

         No fees were billed in fiscal 2005 or fiscal 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

         (d) All Other Fees.

         No fees were billed in each of fiscal 2005 and fiscal 2004 for products and services provided by the principal accountant.

         (e) The Company did not have an audit committee during fiscal 2005 or fiscal 2004.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Independent Auditor's Report                                             F-1

Balance Sheet                                                            F-2

Statements of Operations                                                 F-3

Statements of Shareholder's Deficiency                                   F-4

Statements of Cash Flows                                                 F-5

Notes to Financial Statements                                         F-6 - F-9

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholder
Renewable Assets, Inc.
Successor to A.M.S. Marketing, Inc. - Photocopier Division
(A Development Stage Company)
Boca Raton, Florida

I have audited the accompanying balance sheet of Renewable Assets, Inc., Successor to A.M.S. Marketing, Inc. - Photocopier Division (A Development Stage Company) as of December 31, 2005, and the related statements of operations, shareholder's deficiency and cash flows for the years ended December 31, 2005 and 2004, and for the period from July 23, 1998 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provided a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Assets, Inc., Successor to A.M.S. Marketing, Inc. - Photocopier Division as of December 31, 2005, and the results of operations and its cash flows for each of the years ended December 31, 2005 and 2004, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the photocopy division of A.M.S. Marketing, Inc. has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
February 15, 2006
                                     - F-1 -

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS:
  Cash                                                          $       18
  Commission Receivable                                              3,500
                                                                ----------

          TOTAL CURRENT ASSETS                                  $    3,518
                                                                ==========

                    LIABILITIES AND SHAREHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
  Accounts Payable                                              $    7,085
                                                                ----------

          TOTAL CURRENT LIABILITIES                                  7,085
                                                                ----------
SHAREHOLDER'S DEFICIENCY:
  Preferred Stock, $.001 Par Value -
     1,000,000 Shares Authorized -
      -0- Shares Issued and Outstanding
  Common Stock, $.001 Par Value -
     29,000,000 Shares Authorized -
     3,014,350 Shares Issued and Outstanding                         3,014
  Additional Paid-In Capital                                        61,200
  Accumulated Deficit - Development Stage                          (67,781)
                                                                ----------
          TOTAL SHAREHOLDER'S DEFICIENCY                            (3,567)
                                                                ----------

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIENCY                  $    3,518
                                                                ==========

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
           SUCCESSOR TO A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
             AND FROM JULY 23, 1998 (INCEPTION) TO DECEMBER 31, 2005


                                                                   CUMULATIVE
                                                                   DEVELOPMENT
                                         2005           2004       STAGE AMOUNTS
                                     ------------   ------------   ------------

COMMISSION REVENUES                  $     19,390   $      6,960   $     73,445

GENERAL AND ADMINISTRATIVE
   EXPENSES                                89,869          3,786        237,300
                                     ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES         (70,479)         3,174       (163,855)

PROVISION FOR INCOME TAXES                     --            476            476
                                     ------------   ------------   ------------

NET INCOME (LOSS)                    $    (70,479)  $      2,698   $   (164,331)
                                     ============   ============   ============
BASIC AND DILUTED EARNINGS
  (LOSS) PER SHARE                   $      (.023)  $       .001   $      (.055)
                                     ============   ============   ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            3,014,350      3,014,350      3,014,350
                                     ============   ============   ============

                See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
           SUCCESSOR TO A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF SHAREHOLDER'S DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                 RETAINED
                                                                                 EARNINGS
                                                                                    OR
                                                                                  DEFICIT
                                          COMMON STOCK                          ACCUMULATED
                                        $.001 PAR VALUE          ADDITIONAL       DURING
                                  ---------------------------     PAID-IN       DEVELOPMENT
                                     SHARES         AMOUNT        CAPITAL          STAGE          TOTAL
                                  ------------   ------------   ------------   ------------   ------------
BALANCE - December 31, 2003          3,014,350   $         --   $         --   $         --   $         --

PROCEEDS FROM ISSUANCE
  OF COMMON STOCK                           --          3,014             --             --          3,014

NET INCOME FOR PERIOD                       --             --             --          2,698          2,698
                                  ------------   ------------   ------------   ------------   ------------

BALANCE - December 31, 2004          3,014,350          3,014             --          2,698          5,712

ADDITIONAL CAPITAL
  CONTRIBUTION FROM
  PARENT                                    --             --         61,200             --         61,200

NET (LOSS) FOR PERIOD                       --             --             --        (70,479)       (70,479)
                                  ------------   ------------   ------------   ------------   ------------

BALANCE - December 31, 2005          3,014,350   $      3,014   $     61,200   $    (67,781)  $     (3,567)
                                  ============   ============   ============   ============   ============

                See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
           SUCCESSOR TO A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
             AND FROM JULY 23, 1998 (INCEPTION) TO DECEMBER 31, 2005

                                                                                    CUMULATIVE
                                                                                    DEVELOPMENT
                                                          2005           2004      STAGE AMOUNTS
                                                      ------------   ------------  -------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net Income or (Loss)                                $    (70,479)  $      2,698   $   (164,331)
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by (Used in) Operating
    Activities:
     Officer Compensation Paid by Issuance
      of  Common Stock of Parent Company                    48,000             --         48,000
            Commission Receivable                           (2,300)        (1,200)        (3,500)
            Accounts Payable                                 6,785            300          7,085
            Income Taxes Payable                              (476)           476             --
                                                      ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                     (18,470)         2,274       (112,746)
                                                      ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Borrowings                                   2,500             --         30,000
  Repayment of Borrowings                                   (2,500)            --        (30,000)
  Working Capital Advances from Parent                      13,200             --         13,200
  Issuance of Common Stock                                      --          3,014         99,564
                                                      ------------   ------------   ------------
          NET CASH PROVIDED BY
            FINANCING ACTIVITIES                            13,200          3,014        112,764
                                                      ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                             (5,270)         5,288             18

CASH - Beginning of Period                                   5,288             --             --
                                                      ------------   ------------   ------------

CASH - End of Period                                  $         18   $      5,288   $         18
                                                      ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
----------------------------------

The Company made no payments for interest and $476 for income taxes.

Stock compensation paid and working capital advances paid by the parent company initially recorded as loans were reclassified to additional paid-in capital.

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

             3,014,350 shares of $.001 par value common stock will be issued to shareholders of International Imaging Systems, Inc. as of April 14, 2004 in connection with the proposed spin-off upon compliance with applicable rules and regulations promulgated by the Securities and Exchange Commission.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

           Financial Instruments:
             The carrying values of accounts receivable and accounts payable approximate fair value at December 31, 2005.

           Commission Receivable:
             The commission receivable is considered to be fully collectible as of December 31, 2005.

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

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

           On August 22, 2005, the Company's president received 160,000 common shares of the parent company (International Imaging Systems, Inc.) for administrative and management consulting services rendered in the third quarter of 2005. The accompanying financial statements include $48,000 compensation expense based upon the fair value of the shares. Shares of the parent company were issued in accordance with the provisions of the International Imaging Systems, Inc. 2003 equity incentive program. The compensation paid by the parent company is reflected as additional paid-in capital in the accompanying balance sheet.

           The Company received $13,200 working capital advances from the shareholder (parent company) during 2005, reflected as additional paid-in capital in the accompanying balance sheet.

           Commission expense of $940 was paid to the Company's president during 2004.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE D  -  STOCK OPTION PLAN -

           The Company's 2005 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholder on September 15, 2005. The "Plan" provides for the granting of stock options to employees, directors, and consultants.

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

           As of December 31, 2005, no stock options were granted under the "Plan".

NOTE E  -  INCOME TAXES -

           The Company has a net operating loss carryforward of approximately $66,000, which may be carried forward through the year 2025 to offset future taxable income.

           Deferred tax assets, amounting to approximately $13,000, relating to the potential tax benefit of the net operating loss carryforward, was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

NOTE F  -  GOING CONCERN UNCERTAINTY -

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

Dated: March 15, 2006

RENEWABLE ASSETS, INC.

By: /s/ ALFRED M. SCHIFFRIN
    ------------------------------------------
    Name: Alfred M. Schiffrin
    Title: President, Chief Executive Officer, and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated below.

Name                        Title                            Date

/s/ ALFRED M. SCHIFFRIN       President, Chief Executive         March 15, 2006
---------------------------   Officer, Chief Financial
Alfred M. Schiffrin           Officer and Director