Form 10QSB
period 2006-03-31
RENEWABLE ASSETS INC
filed 2006-05-08
CIK 1287983

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2006

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


                   7040 w. Palmetto road, Boca Raton, FL 33433
                   -------------------------------------------
                    (Address of Principal Executive Offices)


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

                                      INDEX

                                                                           Page

PART I                                  FINANCIAL INFORMATION

Item 1      Consolidated Balance Sheet as of March 31, 2005 (unaudited)      1

            Consolidated Statements of Operations for the three months
             ended March 31, 2005 and 2004 (unaudited)                       2

            Consolidated Statements of Cash Flows for the three
             months ended March 31, 2005 and 2004 (unaudited)                3

            Notes to Consolidated Financial Statements                       4

Item 2      Management's Discussion and Analysis or Plan of Operation        8

Item 3      Controls and Procedures                                         10

PART II

Item 1      Legal Proceedings                                               11

Item 2      Changes in Securities                                           11

Item 3      Defaults Upon Senior Securities                                 11

Item 4      Submission of Matters to a Vote of Security Holders             11

Item 5      Other Information                                               11

Item 6      Exhibits and Reports on Form 8-K                                11

Signature                                                                   12

Exhibit 31.1                                                                13

Exhibit 32.1                                                                14

Item 1.  Financial Information

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2006

ASSETS

CURRENT ASSETS:
    Cash                                                             $      117
    Commissions Receivable                                                2,000
                                                                     ----------
              TOTAL CURRENT ASSETS                                   $    2,117
                                                                     ==========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                 $   27,138
                                                                     ----------
              TOTAL CURRENT LIABILITIES                                  27,138
                                                                     ----------

SHAREHOLDER'S EQUITY:
    Preferred Stock, $.001 Par Value -
        1,000,000 Shares Authorized -
         -0- Shares Issued and Outstanding
    Common Stock, $.001 Par Value -
        29,000,000 Shares Authorized -
        3,014,350 Shares Issued and Outstanding                           3,014
    Additional Paid-In Capital                                           70,700
    Retained Earnings - Development Stage                               (98,735)
                                                                     ----------
              TOTAL SHAREHOLDER'S EQUITY                                (25,021)
                                                                     ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                           $    2,117
                                                                     ==========

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
              AND FROM JULY 23, 1998 (INCEPTION) TO MARCH 31, 2006


                                                                   CUMULATIVE
                                                                   DEVELOPMENT
                                        2006           2005       STAGE AMOUNTS
                                    ------------   ------------   -------------
COMMISSION REVENUES                 $      2,000   $      7,470   $      75,445

GENERAL AND ADMINISTRATIVE
  EXPENSES                                32,954          7,118         270,254
                                    ------------   ------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES        (30,954)           352        (194,809)

PROVISION FOR INCOME TAXES                    --             --             476
                                    ------------   ------------   -------------

NET INCOME (LOSS)                   $    (30,954)  $        352   $    (195,285)
                                    ============   ============   =============
BASIC AND DILUTED EARNINGS
  (LOSS) PER SHARE                  $      (.010)  $         --   $       (.065)
                                    ============   ============   =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            3,014,350      3,014,350       3,014,350
                                    ============   ============   =============

See accompanying notes to financial statements.


                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
              AND FROM JULY 23, 1998 (INCEPTION) TO MARCH 31, 2006

                                                                                     CUMULATIVE
                                                                                     DEVELOPMENT
                                                          2006           2005       STAGE AMOUNTS
                                                      ------------   ------------   -------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net Income or (Loss)                                $    (30,954)  $        352   $    (195,285)
  Adjustments to Reconcile Net Income (Loss) to
      Net Cash (Used in) Operating Activities:
          Officer Compensation Paid by Issuance
              of Common Stock of Parent Company                 --         48,000          48,000
          Commissions Receivable                             1,500         (6,270)         (2,000)
          Accounts Payable                                  20,053           (248)         27,138
          Income Taxes Payable                                  --           (476)             --
                                                      ------------   ------------   -------------
            NET CASH (USED IN) OPERATING
                ACTIVITIES                                  (9,401)        (6,642)       (122,147)
                                                      ------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Borrowings                                      --             --          30,000
  Repayment of Borrowings                                       --          5,700         (30,000)
  Capital Contributions                                      9,500             --          22,700
  Issuance of Common Stock                                      --             --          99,564
                                                      ------------   ------------   -------------
            NET CASH PROVIDED BY
                FINANCING ACTIVITIES                         9,500          5,700         122,264
                                                      ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                                 99         (5,270)            117

CASH - Beginning of Period                                      18          5,288              --
                                                      ------------   ------------   -------------

CASH - End of Period                                  $        117   $         18   $         117
                                                      ============   ============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
----------------------------------

The Company made no payments for interest or income taxes.

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

           3,014,350 shares of $.001 par value common stock will be issued to shareholders of record of International Imaging Systems, Inc. as of April 14, 2004 in connection with the spin-off upon compliance with applicable laws and the rules of the Securities and Exchange Commission.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

         Financial Instruments:
           The carrying values of commissions receivable and accounts payable approximate fair value at March 31, 2006.

         Commission Receivable:
           The commission receivable is considered to be fully collectible as of March 31, 2006.

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

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

NOTE C - RELATED PARTY TRANSACTIONS -

         The Company received a $9,500 contribution from the shareholder (parent company) during 2006, reflected as additional paid-in capital in the accompanying balance sheet.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

         As of March 31, 2006, no stock options were granted under the "Plan".

NOTE E - INCOME TAXES -

         The Company has a net operating loss carryforward of approximately $97,000, which may be carried forward through the year 2026 to offset future taxable income.

         Deferred tax assets, amounting to approximately $19,000, relating to the potential tax benefit of the net operating loss carryforward, was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

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

         The Company is currently engaged in marketing activities for an unrelated third party and has no employees other than its president, Alfred M. Schiffrin, who is unsalaried. Pursuant to an oral agreement among the Company, International Imaging Systems and Mr. Schiffrin, he is entitled to 25% of the profits on our sales revenues until the consummation of the spin-off of our shares owned by International Imaging Systems to its shareholders on the basis of one-half share of our common stock for each share of International Imaging Systems' common stock owned by the holders thereof on April 14, 2004. To date, we have been unable to comply with applicable rules and regulations relating to the spin off and there can be no assurance that the spin off will be effected. Mr. Schiffrin, the Company and International Imaging Systems have agreed that Mr. Schiffrin will accept and receive shares of International Imaging Systems common stock in lieu of any commissions accrued but unpaid through June 30, 2006.

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

Dated: May 8, 2006