Form 10QSB
period 2006-06-30
RENEWABLE ASSETS INC
filed 2006-08-15
CIK 1287983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                                 -------------
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


                        COMMISSION FILE NUMBER: 000-50699
                                                ---------


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


Check whether the Issuer (1), has filed all Reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether or not the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: As of August 15, 2006 the Registrant had 3,014,350 shares of common stock outstanding.

     Transmittal Small Business Disclosure Format (check one) Yes [ ] No [X]

                             RENEWABLE ASSETS, INC.

                                   FORM 10-QSB

                  For the Quarterly Period Ended June 30, 2006


                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheet
           at June 30, 2006 (unaudited)                                      1

         Consolidated Statements of Operations for the three months and
           six months ended June 30, 2006 and June 30, 2005 (unaudited)      2

         Consolidated Statements of Cash Flows for the six months ended
           June 30, 2006 and June 30, 2005 (unaudited)                       3

         Notes to Consolidated Financial Statements                          4

Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             8

Item 3 - Controls and Procedures                                            10

PART II

Item 1 - Legal Proceedings                                                  11

Item 2 - Changes in Securities                                              11

Item 3 - Defaults Upon Senior Securities                                    11

Item 4 - Submission of Matters to a Vote
           of Security Holders                                              11

Item 5 - Other Information                                                  11

Item 6 - Exhibits and Reports on Form 8-K                                   11

Signature                                                                   12

Exhibit 31.1                                                                13

Exhibit 32.1                                                                14

ITEM 1 FINANCIAL STATEMENTS

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2006


ASSETS

CURRENT ASSETS:
    Cash                                                      $         94
    Commissions Receivable                                           2,500
                                                              ------------

              TOTAL CURRENT ASSETS                            $      2,594
                                                              ============

           LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                          $     28,079
                                                              ------------

              TOTAL CURRENT LIABILITIES                             28,079
                                                              ------------
SHAREHOLDER'S EQUITY:
    Preferred Stock, $.001 Par Value -
        1,000,000 Shares Authorized -
         -0- Shares Issued and Outstanding
    Common Stock, $.001 Par Value -
        29,000,000 Shares Authorized -
        3,014,350 Shares Issued and Outstanding                      3,014
    Additional Paid-In Capital                                      70,700
    Retained Earnings - Development Stage                          (99,199)
                                                              ------------

              TOTAL SHAREHOLDER'S EQUITY                           (25,485)
                                                              ------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                    $      2,594
                                                              ============

See accompanying notes to financial statements.


                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                       SIX MONTHS ENDED             THREE MONTHS ENDED         CUMULATIVE
                                            JUNE 30                       JUNE 30              DEVELOPMENT
                                  ---------------------------   ---------------------------       STAGE
                                      2006           2005           2006           2005          AMOUNTS
                                  ------------   ------------   ------------   ------------   ------------
COMMISSION REVENUES               $      4,500   $     11,470   $      2,500   $      4,000   $     77,945

GENERAL AND ADMINISTRATIVE
    EXPENSES                            35,918          9,016          2,964          1,898        273,218
                                  ------------   ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE
    INCOME TAXES                       (31,418)         2,454           (464)         2,102       (195,273)

PROVISION FOR INCOME TAXES                  --            315             --            315            476
                                  ------------   ------------   ------------   ------------   ------------

NET INCOME (LOSS)                 $    (31,418)  $      2,139   $       (464)  $      1,787   $   (195,749)
                                  ============   ============   ============   ============   ============

BASIC AND DILUTED EARNINGS
    (LOSS) PER SHARE              $       (.01)  $         --   $         --   $         --   $       (.06)
                                  ============   ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                      3,014,350      3,014,350      3,014,350      3,014,350      3,014,350
                                  ============   ============   ============   ============   ============

See accompanying notes to financial statements.


                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                  A.M.S. MARKETING, INC. - PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
               AND FROM JULY 23, 1998 (INCEPTION) TO JUNE 30, 2006


                                                                                               CUMULATIVE
                                                                                               DEVELOPMENT
                                                                                                  STAGE
                                                                    2006           2005          AMOUNTS
                                                                ------------   ------------   ------------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
        Net Income (Loss)                                       $    (31,418)  $      2,139   $   (195,749)
        Adjustments to Reconcile Net Income (Loss)
            to Net Cash (Used in) Operating Activities:
                Officer Compensation Paid by Issuance
                    of Common Stock of Parent Company                     --             --         48,000
                Commissions Receivable                                 1,000         (2,800)        (2,500)
                Accounts Payable                                      20,994            (36)        28,079
                Income Taxes Payable                                      --           (161)            --
                                                                ------------   ------------   ------------
              NET CASH (USED IN) OPERATING
                  ACTIVITIES                                          (9,424)          (858)      (122,170)
                                                                ------------   ------------   ------------
CASH FLOWS FROM FINANCING
    ACTIVITIES:
        Proceeds from Borrowings                                          --          5,700         30,000
        Repayment of Borrowings                                           --             --        (30,000)
        Capital Contributions                                          9,500             --         22,700
        Issuance of Common Stock                                          --             --         99,564
                                                                ------------   ------------   ------------
              NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                 9,500          5,700        122,264
                                                                ------------   ------------   ------------

NET INCREASE IN CASH                                                      76          4,842             94

CASH - Beginning of Period                                                18          5,288             --
                                                                ------------   ------------   ------------

CASH - End of Period                                            $         94   $     10,130   $         94
                                                                ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
----------------------------------

The Company made no payments for interest or income taxes.

See accompanying notes to financial statements.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         ------------------------------------------

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

           Prior to the merger, the Company's principal business was the brokerage of pre-owned name brand copy machines from a facility located in Pompano Beach, Florida.

           In October, 2003, A.M.S. Marketing, Inc. filed a Certificate of Amendment to changed its name to International Imaging Systems, Inc. ("IIS").

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

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

         Financial Instruments:
           The carrying values of commissions receivable and accounts payable approximate fair value at June 30, 2006.

         Commissions Receivable:
           All accounts are considered to be fully collectible as of June 30, 2006.

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

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

NOTE C - RELATED PARTY TRANSACTIONS -

         The Company received a $9,500 working capital advance from the shareholder (parent company) during 2006, reflected as additional paid in capital in the accompanying balance sheet.

                             RENEWABLE ASSETS, INC.
                                  SUCCESSOR TO
                   A.M.S. MARKETING, INC. PHOTOCOPIER DIVISION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

         As of June 30, 2006, no stock options were granted under the "Plan".

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
Overview

         The Company is in the development stage. We commenced operations during December 2003. We were formed to pursue the pre-owned, brand name photocopier marketing services business of our parent, International Imaging Systems, Inc., that commenced operations during the latter months of 1998.

         The Company is currently engaged in marketing activities for an unrelated third party and has no employees other than its president, Alfred M. Schiffrin, who is unsalaried. Pursuant to an oral agreement among the Company, International Imaging Systems and Mr. Schiffrin, he had been entitled to 25% of the profits on our sales revenues until the consummation of the spin-off of our shares owned by International Imaging Systems to its shareholders on the basis of one-half share of our common stock for each share of International Imaging Systems' common stock owned by the holders thereof on April 14, 2004. To date, we have been unable to comply with applicable rules and regulations relating to the spin off and there can be no assurance that the spin off will be consummated. Mr. Schiffrin, the Company and International Imaging Systems have agreed, and Mr. Schiffrin has accepted 160,000 shares of International Imaging Systems' common stock in lieu of any commissions that may accrue through the effective date of the spin-off.

         We do not anticipate hiring any employees, purchasing any plant or significant equipment, or conducting any product research and development during the next twelve months. We also do not anticipate initiating any sales activities for our own account until such time as our resources permit.

         During the next twelve months we intend to continue marketing pre-owned, brand name photocopiers. We will also continue to explore the marketing of other products, including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings and appliances, as well as the purchase and resale of such items to the extent that our limited resources permit. We are also considering other means of expanding our business, such as through merger, acquisition, or another form of business combination involving one or more entities engaged in the same or similar business as us. Any such transaction may entail the issuance of additional shares of our common stock. There are no current plans to engage in any such transaction. In any event, a merger, an acquisition, or another form of business combination, if any, will be made in compliance with applicable Federal and state securities and corporate law, and, depending on the structure of the transaction, submission of information to shareholders regarding any such transaction prior to consummation, as well as shareholder approval thereof, may not be required.

         We earn commission revenues as a sales and marketing agent for an unrelated third party. We locate buyers and are not obligated to pay for, take possession of, or fulfill the shipment of the photocopiers sold. In addition, collection of the sales price and customer returns are the responsibility of the unrelated third party. Accordingly, there are no direct costs that are attributable to sales, and therefore gross profit as a percentage of sales is and will remain a constant at 100% until such time, if ever, that we operate in the capacity of a principal.

         As discussed below, the three month period ended June 30, 2006 was characterized by revenues of $ 2,500, offset by general and administrative expenses of $ 2,964, resulting in a net loss of $ 464 in such period as compared to revenues of $ 4,000, general and administrative expenses of $ 1,898, and a net profit of $ 2,102 in the same period in the prior year.

Results of Operations

Sales
-----

         Sales for the three month period ended June 30, 2006 were $ 2,500 as compared to sales of $ 4,000 for the same period in the prior year, a decrease of approximately 37%. Sales for the six month period ended June 30, 2006 were $ 4,500 as compared to sales of $ 11,470 for the same period in the prior year, a decrease of 61%. The decrease in sales for both periods is not considered meaningful. The Company does not believe that fluctuations between reporting periods is necessarily indicative of any trend, but is more related to factors beyond the Company's control. Accordingly, comparisons between periods may not be meaningful.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses ("G&A") were $ 2,964, or approximately 118% of sales for the three months ended June 30, 2006, as compared to $ 1,898, or approximately 47% of sales for the same period in the prior fiscal year. G & A were $ 35,918, or approximately 313% of sales for the six months ended June 30, 2006, as compared to $ 9,016, or 79% of sales for the same period in the prior year. The increase in G & A as a percentage of sales in the three and six months ended June 30, 2006 is primarily attributable to the allocation of certain legal and accounting expenses to the Company by our parent, International Imaging Systems.

Liquidity and Capital Resources
-------------------------------

         The Company financed its operations during the three month period ended June 30, 2006, through revenues from operations. As of June 30, 2006, the Company's principal sources of liquidity consisted of cash of $ 94 and commissions receivable $ 2,500. Because we have limited operating expenses, we believe that such funds, together with expected revenues from operations, will be adequate to fund operations for the foreseeable future. However, we intend to seek to raise additional capital from both our parent's shareholders and new shareholders in order to maintain and expand our operations. There can be no assurance that we will be able to find sources of financing on terms acceptable to the Company, if at all. If we do not find sources to finance such activities, we will be unable to expand our operations, and if any of the expected sources of revenue should fail to appear or our expenses should increase, we may have to curtail certain of our current activities.

ITEM 3. CONTROLS AND PROCEDURES

(a) Disclosure Controls. We conducted an evaluation, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by Renewable Assets, Inc. (the "Company") in the Reports that the Company files under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Report so as to alert him in a timely fashion to material information required to be disclosed in Reports that the Company files under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. None

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


RENEWABLE ASSETS, INC.

By: /s/ ALFRED M. SCHIFFRIN
    ------------------------------------------------
    Alfred M. Schiffrin, Chief Executive Officer and
    Chief Financial Officer

Dated: August 15, 2006